Form 10QSB
period 2007-03-31
SENTRA CONSULTING CORP
filed 2007-05-15
CIK 1385872

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 333-140572

SENTRA CONSULTING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	20-5297544 (IRS Employer ID Number)

466 Central Avenue, 2nd Floor, Cedarhurst, NY 11516
(Address of principal executive offices)

(516) 301-3939
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

Number of shares of common stock outstanding as of May 14, 2007: 3,125,000 shares of common stock.

Transitional Small Business Format  Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$50,784

Total Current Assets	50,784

Total Assets	$50,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$5,290

Total Current Liabilities	5,290

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common Stock, $.001 par value; 100,000,000 shares authorized,
3,125,000 shares issued and outstanding	3,125
Additional Paid-In Capital	71,875
Deficit Accumulated During the Development Stage	(29,506)

Total Stockholders’ Equity	45,494

Total Liabilities and Stockholders’ Equity	$50,784

The accompanying notes are an integral part of these financial statements.

SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Period
	For the Three	July 6, 2006
	Months Ended	(Inception) To
	March 31, 2007	March 31, 2007

Net Revenues	$-	$-

Costs and Expenses:
Professional Fees	9,000	23,000
Start Up Costs	3,851	5,142
Other General and Administrative Expenses	1,364	1,364

Total Costs and Expenses	14,215	29,506

Net Loss	$ (14,215)	$ (29,506)

Basic and Diluted Loss Per Share	$ ( .01)

Weighted Average Basic and Diluted Shares Outstanding	2,922,792

The accompanying notes are an integral part of these financial statements.

SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Period
	For the Three	July 6, 2006
	Months Ended	(Inception) To
	March 31, 2007	March 31, 2007

Cash Flows from Operating Activities:
Net Loss	$ (14,215)	$ (29,506)

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable	5,290	5,290

Net Cash Used in Operating Activities	(8,925)	(24,216)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	50,000	75,000

Net Cash Provided by Financing Activities	50,000	75,000

Increase in Cash	41,075	50,784

Cash - Beginning of Period	9,709	-

Cash - End of Period	$50,784	$50,784

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1  -  Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $14,215 for the quarter ended March 31, 2007 and a net loss of $29,506 for the period July 6, 2006 (inception) to March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company has raised net proceeds of approximately $50,000 through an offering of its common stock during the quarter ended March 31, 2007. There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2  -  Common Stock

During the quarter ended March 31, 2007 the Company sold 625,000 shares of common stock pursuant to its public offering for gross proceeds of $50,000.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," "we," “our” or "us" refer to Sentra Consulting Corp., unless the context otherwise indicates.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

We were incorporated on July 6, 2006 under the laws of the state of Nevada. We are a development stage company. We have not generated any revenue to date. Our operations have been limited to organizational, start-up, and fund raising activities, as described below. We currently have no employees other than our officers, who are also our directors.

We are focused on becoming involved in business consulting. The purpose of business consulting is to help businesses improve their prospects for success by enabling them to better target the applications of their scarce resources: time, effort, and money; in other words, accomplishing more with the resources they have. Our activities will encompass management, financial, organizational, and developmental processes, with the idea of enabling our small business clients to maximize their growth and profitability. Our goal is to offer assistance to pre-initial public offering companies seeking to develop a successful viable business entity.

We believe that our primary target market will consist of small to medium size businesses, which have annual sales ranging from $50,000 to $2,500,000. We anticipate that we will develop, market, and promote our website on the Internet. Our marketing strategy is to promote our services and products and attract users to our website. Our marketing initiatives are intended to include the following: utilizing direct-response print advertisements placed primarily in small business, entrepreneurial, and property management-oriented magazines and special interest magazines; links to industry focused websites; presence at industry tradeshows; and entering into relationships with other website providers to increase access to Internet business consumers. Key elements of our growth strategy include the following: create awareness of our products and services; develop our website; develop relationships with clients; provide additional services for clients such as incorporation services and trademark research and applications.

We intend to develop a website that will be used initially as a corporate presence and for marketing our services. We anticipate that the website will be expanded to provide advice and information to small to medium size businesses in a community based format as well as to offer users free information on current trends and events. We intend to further develop our website to expand our services to provide assistance with business services and to provide information with respect to product development strategies, marketing strategies and risk management. We believe that the website could be further developed to allow users to interact with other small businesses to obtain advice and services from other entrepreneurs.

Plan of Operation

We have not had any revenues since our inception, July 6, 2006. Over the next twelve months, we intend to focus on our marketing efforts, which will be directed towards small to medium size businesses which have annual sales ranging from $50,000 to $2,500,000.

Our marketing strategy will be to promote our services and products on our website. To such end, we will first focus on developing our website. We have not yet developed such website or secured a URL address on the World Wide Web. We anticipate that the website will be expanded to provide advice and information to small to medium size businesses in a community based format as well as offer users free information on current trends and events. We intend to develop our website to expand our services to provide assistance with business services and to provide information with respect to product development strategies, marketing strategies and risk management. We believe that the website could be developed to allow users to interact with other small businesses to obtain advice and services from other entrepreneurs. Our objective is to complete development of our website by July 15, 2007.

Our other marketing initiatives will include the following: placement of print advertisements in small business, entrepreneurial, and property management-oriented magazines and special interest magazines; placement of advertisements and links to our website in industry focused websites; promoting our services at industry tradeshows; and entering into relationships with other website providers to increase access to Internet business consumers.

Once clients are secured, we intend to hire qualified consultants to work for us on specific projects on an “as needed” basis.

We do not have sufficient resources to effectuate our business. As of March 31, 2007, we had $50,784 in cash. We expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $3,000 in website development; $20,000 in other marketing expenses. Additionally, $27,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital.

We may have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $14,215 for the quarter ended March 31, 2007 and a net loss of $29,506 for the period July 6, 2006 (inception) to March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officers have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification of Philip Septimus (Attached Hereto)

31.2	Rule 13a-14(a)/15d14(a) Certification of Bonnie Septimus (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007

SENTRA CONSULTING CORP.

By:	/s/ Philip Septimus
Name:	Philip Septimus
Title:	President and Director
(Principal Executive, Financial and
Accounting Officer)

By:	/s/ Bonnie Septimus
Name:	Bonnie Septimus
Title:	Treasurer, Secretary, and Director