Form 10QSB
period 2007-06-30
SENTRA CONSULTING CORP
filed 2007-08-14
CIK 1385872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-52706

SENTRA CONSULTING CORP.

Nevada	20-5297544
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sentra Consulting Corp.
466 Central Avenue, Suite 200
Cedarhurst, New York 11516
(Address of principal executive offices)

Phone: (516) 301-3939
    (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of August 14, 2007, 3,125,000 shares of common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐   No ☒

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$43,831
Notes Receivable	600,000
Other Current Assets	1,036

Total Current Assets	644,867

Total Assets	$644,867

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes Payable	$600,000
Accounts Payable	12,008
Accrued Expenses	2,125

Total Current Liabilities	614,133

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-
Common Stock, $.001 par value; 100,000,000 shares authorized, 3,125,000 shares issued and outstanding	3,125
Additional Paid-In Capital	131,538
Deficit Accumulated During the Development Stage	(46,917)
Deferred Finance Costs	(57,012)

Total Stockholders’ Equity	30,734

Total Liabilities and Stockholders’ Equity	$644,867

The accompanying notes are an integral part of these financial statements.

SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30, 2007		For the Three Months Ended June 30, 2007		For the Period July 6, 2006 (Inception) To June 30, 2007

Net Revenues		$-		$-		$-

Costs and Expenses:
Professional Fees		21,260		12,260		35,260
Start Up Costs		3,851		-		5,142
Other General and Administrative Expenses		3,864		2,500		3,864

Total Costs and Expenses		28,975		14,760		44,266

Operating Loss		(28,975)		(14,760)		(44,266)

Other Income (Expense):
Interest Income		1,036		1,036		1,036
Amortization of Deferred Finance Costs		(2,651)		(2,651)		(2,651)
Interest Expense		(1,036)		(1,036)		(1,036)

Total Other Income (Expense)		(2,651)		(2,651)		(2,651)

Net Loss	$	(31,626)	$	(17,411)	$	(46,917)

Basic and Diluted Loss Per Share	$	(0.01)	$	(0.01)

Weighted Average Basic Common Shares Outstanding		3,024,454		3,125,000

The accompanying notes are an integral part of these financial statements.

SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2007		For the Period July 6, 2006 (Inception) To June 30, 2007
Cash Flows from Operating Activities:
Net Loss	$	(31,626)	$	(46,917)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization of Deferred Finance Costs		2,651		2,651
Changes in Assets and Liabilities:
Increase in Other Current Assets		(1,036)		(1,036)
Increase in Accrued Expenses		2,125		2,125
Increase in Accounts Payable		12,008		12,008

Net Cash Used in Operating Activities		(15,878)		(31,169)

Cash Flows from Investing Activities:
Proceeds from Borrowings		600,000		600,000
Payments on Issuance of Notes		(600,000)		(600,000)

Net Cash Provided by Financing Activities		-		-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock		50,000		75,000

Net Cash Provided by Financing Activities		50,000		75,000

Increase in Cash		34,122		43,831

Cash - Beginning of Period		9,709		-

Cash - End of Period		$43,831		$43,831

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-		$-
Income Taxes Paid		$-		$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Deferred finance Costs Arising from Issuance of Warrants		$49,568		$49,568

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $31,626 for the six months ended June 30, 2007 and a net loss of $46,917 for the period July 6, 2006 (inception) to June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - Notes Receivable

During the quarter ended June 30, 2007, the Company made two loans, in the principal amounts of $150,000 and $450,000, respectively, to Karat Platinum, LLC (“Karat Platinum”). These loans were made simultaneously with the execution of two Promissory Notes by Karat Platinum to the Company (the “Karat Notes”). Pursuant to the terms of the Karat Notes, the outstanding principal and accrued interest at the rate of 1.5% per month shall be due and payable on or before September 22, 2007 and September 26, 2007, respectively. If Karat Platinum does not pay each of these Notes when due, interest shall accrue on the outstanding principal amount at the rate of 2% per month thereafter. Karat Platinum has the right to prepay the Notes without penalty or premium. Each of these loans, as well as any other future advances up to an aggregate of $1,200,000, are secured by a continuing lien and first priority security interest in all of the assets and personal property of Karat Platinum.

SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - Notes Payable

During the quarter ended June 30, 2007, the Company raised an aggregate of $600,000 which was subsequently loaned to Karat Platinum (see Note 3). On each of June 22, 25, and 26, 2007, the Company issued promissory notes to three minority shareholders of the Company, in the original principal amounts of $100,000, $50,000 and $450,000, respectively. Principal and interest, which accrues at 1.5% per month, are due and payable by the Company 90 days after the respective issuance dates of each of the notes. If the Company does not pay these amounts when due, interest shall accrue on the outstanding principal amount at the rate of 2% per month thereafter. The Company has the right to prepay the notes without penalty or premium. Each of these notes were initially secured by a guaranty of payment by a principal of Karat Platinum; this guaranty was terminated on July 11, 2007 upon the issuance by Karat Platinum to the Company of a continuing lien and first priority security interest in all of the assets of Karat Platinum (as described above). As additional consideration, the Company issued an aggregate of 60,000 common stock purchase warrants to such persons. Each warrant grants the holder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a term of 3 years from the date of the 6 month anniversary date of the note. In connection with the issuance of the 60,000 warrants, the Company recorded deferred finance costs in the amount of $49,568 using the Black-Scholes option pricing model with the following assumptions: expected volatility 280.24%; expected dividends 0%; expected term 3.5 years; and risk-free rate of 5%. These deferred finance costs are being amortized over the term of the related debt. Amortization expense was $2,651 for the quarter ended June 30, 2007. If the Company issues additional equity securities after the issuance date of the warrants for a consideration per share less than the $0.50 exercise price of the warrants, the exercise price of the warrants shall be reduced to such price.

NOTE 5 - Subsequent Events

On July 6, 2007, the Company issued promissory notes to two persons, in the original principal amounts of $100,000, and $60,000, respectively. On July 9th and July 10th, the Company issued two additional promissory notes, each in the original principal amount of $100,000. Each of the notes bear the same terms and provisions, and is secured in the same manner, as the Notes described in Note 4. As additional consideration, the Company issued to the noteholders an aggregate of 36,000 common stock purchase warrants. Each warrant bears the same terms and provisions as the warrants described in Note 4.

On July 12, 2007, the Company lent Karat Platinum an additional $100,000 in exchange for a promissory note. This note, bears the same terms and provisions, and is secured in the same manner, as the Karat Notes described in Note 3.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the “Company,” ”we,” “our” or “us” refer to Sentra Consulting Corp., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto.

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

Overview

We were incorporated on July 6, 2006 under the laws of the state of Nevada with the primary objective of becoming involved in the consulting business. We are a development stage company and have not generated any revenue to date. We currently have no employees other than our officers, who are also our directors.

Although our initial intention was to focus on becoming involved in business consulting, on June 21, 2007, we entered into a non-binding letter of intent (the “Letter of Intent”) to acquire all the membership interests of Karat Platinum, LLC (“Karat Platinum”), a company which manufactures and sells a platinum alloy and platinum jewelry. We became aware of Karat Platinum and its business as a result of our seeking consulting clients. If we consummate such acquisition, we will then be involved in the business of Karat Platinum and cease our plans to become involved in business consulting. If we do not consummate such acquisition, we will continue with our plans to engage in business consulting.

Our Plans to Acquire Karat Platinum

Letter of Intent

On June 21, 2007, we entered into a non-binding letter of intent with Karat Platinum and its principal member, pursuant to which we would purchase all the outstanding membership interests of Karat Platinum from its members. In consideration therefore, we would issue to the members of Karat Platinum 30,000,000 shares of our common stock and 500,000 common stock purchase warrants, each of which would provide the holder thereof the right to purchase one share of common stock of the Company for $0.01. The warrants would expire 10 years after the issuance thereof. The closing of the transaction contemplated by the Letter of Intent is subject to the satisfaction of certain conditions, including without limitation, the execution of a mutually acceptable definitive agreement, the consent from the lenders to Karat Platinum of the transaction with the Company and/or the release of the collateral of Karat Platinum satisfactory to the Company, the completion of the due diligence investigation of both parties, the making of loans by the Company to Karat Platinum in an amount of not less than $1,000,000, the delivery of any required consents from third parties and the delivery of audited financial statements of Karat Platinum. Pursuant to the terms of the Letter of Intent, the Company and Karat Platinum agreed to use their best efforts to negotiate and agree to a mutually acceptable definitive agreement within 120 days. If there is a closing, each of the Company and Karat Platinum will have the right to appoint 2 members to the Board of Directors of the Company and said members shall appoint a fifth member.

Karat Platinum further agreed that it will not directly or indirectly solicit, negotiate, or accept any offer from a third party to acquire any of Karat Platinum’s assets or securities until October 21, 2007. Karat Platinum also agreed to permit the Company and its representatives to begin its due diligence investigation and to have access to and inspect Karat Platinum’s records, properties, personnel, and other such matters.

Loans to Karat Platinum

We have been using the proceeds raised from the issuance of the promissory notes and warrants described below for the purpose of making a series of loans to Karat Platinum. On June 22, 2007 and June 29, 2007, we loaned Karat Platinum $150,000 and $450,000 respectively. The outstanding principal and accrued interest at the rate of 1.5% per month shall be due and payable to us 90 days from the dates of the notes. If Karat Platinum does not pay said amounts when due, interest shall accrue on the outstanding principal amount at the rate of 2% per month thereafter. Karat Platinum has the right to prepay the promissory note without penalty or premium.

On July 12, 2007, we lent $100,000 to Karat Platinum on the same terms and provisions as the notes described above.

On July 11, 2007, Karat Platinum and the Company executed a General Security Agreement whereby Karat Platinum granted to the Company a continuing lien and first priority security interest in all of the assets and personal property of Karat Platinum. The Security Agreement secures the current obligations of Karat Platinum to the Company, as well as any other future advances the Company may make to Karat Platinum up to an aggregate amount of $1,200,000.

Capitalraising

One of the conditions provided for in the Letter of Intent to the closing of our acquisition of Karat Platinum is that we would loan not less than $1,000,000 to Karat Platinum. To raise the funds required to make such loans and to advance Karat Platinum funds needed for their current operations, the Company raised an aggregate of $600,000 during the quarter ended June 30, 2007 which was subsequently loaned to Karat Platinum as described above. On each of June 22, 25, and 26, 2007, we issued promissory notes to three minority shareholders of our Company, in the original principal amounts of $100,000, $50,000 and $450,000, respectively. Principal and interest, which accrues at 1.5% per month, are due and payable by the Company 90 days after the respective issuance dates of each of the notes. If the Company does not pay said amount when due, interest shall accrue on the outstanding principal amount at the rate of 2% per month thereafter. The Company has the right to prepay the notes without penalty or premium. Each of these notes were initially secured by a guaranty of payment by a principal of Karat Platinum; this guaranty was terminated on July 11, 2007 upon the issuance by Karat Platinum to the Company of a continuing lien and first priority security interest in all of the assets of Karat Platinum (as described above). As additional consideration, we issued an aggregate of 60,000 common stock purchase warrants to such persons. Each warrant grants the holder thereof the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a term of 3 years from the date of the 6 month anniversary date of the note. If the Company issues additional equity securities after the issuance date of the warrants for a consideration per share less than the $0.50 exercise price of the warrants, the exercise price of the warrants shall be reduced to such price.

On July 6, 2007, we issued two additional promissory notes in the original principal amounts of $100,000, and $60,000, respectively. On July 9 and 10, 2007, we issued two additional promissory notes each in the original principal amount of $100,000. Each of the notes bear the same terms and provisions as the notes described above. As additional consideration, the Company issued to the noteholders an aggregate of 36,000 common stock purchase warrants. Each warrant bears the same terms and provisions as the warrants described above.

On July 12, 2007, the Company and each of the persons who were issued promissory notes of the Company on July 6, 9, and 10, 2007, entered into a General Security Agreement. Pursuant to such security agreement, the Company granted to such persons a security interest in the collateral on which the Company has a continuing lien and first priority security interest as set forth in the Security Agreement between Karat Platinum and the Company, dated July 12, 2007 (which is described below). It is expected that all of such noteholders will become signatories to an Intercreditor Agreement which sets forth their agreement and understanding with respect to the enforcement of their respective rights pertaining to the notes and security interest.

Plan of Operation

We have not had any revenues since our inception, July 6, 2006. Within the next twelve months, we intend to focus on completing our acquisition of Karat Platinum. If we do not consummate such acquisition, them we will proceed with our plans to become engaged in business consulting.

If we proceed with our plans to engage in business consulting, we will focus on our marketing efforts, which will be directed towards small to medium size businesses which have annual sales ranging from $50,000 to $2,500,000. Our marketing strategy will be to promote our services and products on our website. To such end, we will first focus on developing our website. We have not yet developed such website or secured a URL address on the World Wide Web. We anticipate that the website will be expanded to provide advice and information to small to medium size businesses in a community based format as well as offer users free information on current trends and events. We intend to develop our website to expand our services to provide assistance with business services and to provide information with respect to product development strategies, marketing strategies and risk management. We believe that the website could be developed to allow users to interact with other small businesses to obtain advice and services from other entrepreneurs.

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

Liquidity and Capital Resources

As of June 30, 2007, we had $43,831 in cash. If we close the transaction with Karat Platinum, we expect to incur a minimum of $2,000,000 in expenses over the next twelve months of operations, as said amount is the current operating expenses of Karat Platinum. We anticipate that these expenses will consist of operating, administrative and professional expenses in running Karat Platinum’s business.

If we are unable to close the transaction with Karat Platinum, we expect to incur a minimum of $50,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $3,000 in website development; and $20,000 in other marketing expenses. Additionally, $27,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital.

In addition, over the next twelve months, we will be required to repay at least $960,000 to the holders of promissory notes that we have previously issued.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. Our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $17,411for the quarter ended June 30, 2007 and a net loss of $46,917 for the period July 6, 2006 (inception) to June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed in the Company’s Current Report on Form 8-K dated June 28, 2007, during the quarter ended June 30, 2007, the Company issued and aggregate of 60,000 common stock purchase warrants, as additional consideration for, and in connection with, the issuance of promissory notes by the Company to the noteholders ,as described above.

Thereafter, and as previously disclosed in the Company’s Current Report on Form 8-K dated July 17, 2007, between July 6 and July 10, 2007, the Company issued an aggregate of an additional 36,000 common stock purchased warrants, as additional consideration for, and in connection with, the issuance of promissory notes by the Company to the noteholders, as described above.

The common stock purchase warrants were issued to the noteholders pursuant to Section 4(2) of the Securities Act of 1933. Each of the noteholders were accredited investors as that term is defined in Rule 501 of the General Rules and Regulations under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2007.

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

Dated: August 14, 2007

SENTRA CONSULTING CORP.

By:	/s/ Philip Septimus
Name:	Philip Septimus
Title:	President and Director
(Principal Executive Officer)

By:	/s/ Bonnie Septimus
Name:	Bonnie Septimus
Title:	Treasurer, Secretary, and Director (Principal Financial and Accounting Officer)