Form 10QSB
period 2007-09-30
SENTRA CONSULTING CORP
filed 2007-11-14
CIK 1385872

DRAFT DATED 11/8/07

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒ No ☐

As of November 14, 2007, 3,175,000 shares of common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements
SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$25,045
Notes Receivable	1,960,000
Accrued Interest Receivable	48,999

Total Current Assets	2,034,044

Total Assets	$2,034,044

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes Payable	$960,000
Accounts Payable	13,744
Accrued Expenses	43,062

Total Current Liabilities	1,016,806

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.001 par value; 9,997,000 shares authorized, none issued and outstanding	-
Series A Convertible Preferred Stock, $.001 par value; 3,000 shares authorized, 1,000 shares issued and outstanding; liquidation preference $1,000 per share	1
Common Stock, $.001 par value; 100,000,000 shares authorized, 3,175,000 shares issued and outstanding	3,175
Additional Paid-In Capital	1,182,285
Deficit Accumulated During the Development Stage	(165,061)
Deferred Finance Costs	(3,162)

Total Stockholders’ Equity	1,017,238

Total Liabilities and Stockholders’ Equity	$2,034,044

The accompanying notes are an integral part of these financial statements.

SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Period			For the Period
	July 6, 2006	For the Nine	For the Three	July 6, 2006
	(Inception) To	Months Ended	Months Ended	(Inception) To
	September 30, 2006	September 30, 2007	September 30, 2007	September 30, 2007

Net Revenues	$-	$-	$-	$-

Costs and Expenses:
Professional Fees	-	25,440	4,181	39,441
Start Up Costs	-	3,851	-	5,142
Other General and Administrative Expenses	749	34,117	30,253	34,117

Total Costs and Expenses	749	63,408	34,434	78,700

Operating Loss	(749)	(63,408)	(34,434)	(78,700)

Other Income (Expense):
Interest Income	-	48,999	47,964	49,000
Amortization of Deferred Finance Costs	-	(92,299)	(89,648)	(92,299)
Interest Expense	-	(43,062)	(42,026)	(43,062)

Total Other Income (Expense)	-	(86,362)	(83,710)	(86,361)

Net Loss	$(749)	$(149,770)	$(118,144)	$(165,061)

Basic and Diluted Loss Per Share	$(0.00)	$(0.05)	$(0.04)

Weighted Average Basic and Diluted Shares Outstanding	2,500,000	3,104,416	3,175,000

The accompanying notes are an integral part of these financial statements.

SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Period		For the Period
	July 6, 2006	For the Nine	July 6, 2006
	(Inception) To	Months Ended	(Inception) To
	September 30, 2006	September 30, 2007	September 30, 2007
Cash Flows from Operating Activities:
Net Loss	$(749)	$(149,770)	$(165,061)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common Stock Issued for Services	-	15,000	15,000
Amortization of Deferred Finance Costs	-	92,299	92,299
Changes in Assets and Liabilities:
Increase in Accrued Expenses	-	43,062	43,062
Increase in Accounts Payable	749	13,744	13,744

Net Cash Used in Operating Activities	-	14,335	(956)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Borrowings	-	960,000	960,000
Payments on Issuance of Notes	-	(1,960,000)	(1,960,000)
Increase in Accrued Interest Receivable	-	(48,999)	(48,999)
Proceeds from Sale of Common Stock	25,000	50,000	75,000
Proceeds from Sale of Preferred Stock	-	1,000,000	1,000,000

Net Cash Provided by Financing Activities	25,000	1,001	26,001

Increase in Cash	25,000	15,336	25,045

Cash – Beginning of Period	-	9,709	-

Cash – End of Period	$25,000	$25,045	$25,045

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Accrual of Deferred Offering Costs	$19,000	$-	$-
Deferred Finance Costs Arising from Issuance of Warrants	$-	$85,366	$85,366

The accompanying notes are an integral part of these financial statements.

SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 –  Basis of Presentation

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $149,770 for the nine months ended September 30, 2007 and a net loss of $165,061 for the period July 6, 2006 (inception) to September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On June 21, 2007, as amended on October 25, 2007, the Company entered into a non-binding letter of intent to acquire all the membership interests of Karat Platinum, LLC (“Karat Platinum”), a company which manufactures and sells a platinum alloy and platinum jewelry. In consideration therefore, the Company would issue to the members of Karat Platinum 30,000,000 shares of common stock. The closing of the transaction contemplated by the letter of intent is subject to the satisfaction of certain conditions, including without limitation, the execution of a mutually acceptable definitive agreement, the consent from the lenders to Karat Platinum of the transaction with the Company and/or the release of the collateral of Karat Platinum satisfactory to the Company, the completion of the due diligence investigation of both parties, and the making of loans by the Company to Karat Platinum in an amount of not less than $1,000,000. Karat Platinum agreed that it will not directly or indirectly solicit, negotiate, or accept any offer from a third party to acquire any of Karat Platinum’s assets or securities until January 31, 2008.

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

Certain items in these condensed financial statements have been reclassified to conform to the current period presentation.

NOTE 2 - Notes Receivable

During the period June 22, 2007 to September 25, 2007 the Company made a series of loans, aggregating $1,960,000 principal, to Karat Platinum, LLC (“Karat Platinum”). These loans were made simultaneously with the execution of Promissory Notes by Karat Platinum to the Company (the “Karat Notes”). Pursuant to the terms of the Karat Notes, the outstanding notes totaling $960,000 principal and accrued interest at the rate of 18% per year shall be due and payable at various dates between September 22, 2007 and October 16, 2007. Outstanding notes totaling $1,000,000 principal and accrued interest at the rate of 9% per year shall be due and payable at various dates between November 20, 2007 and January 21, 2008. If Karat Platinum does not pay each of these Notes when due, interest shall accrue on the outstanding principal amount at the rate of 9% per month thereafter. Karat Platinum has the right to prepay the Notes without penalty or premium. Each of these loans are secured by a continuing lien and first priority security interest in all of the assets and personal property of Karat Platinum.

SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - Notes Payable

During the period June 22, 2007 to June 26, 2007, the Company raised an aggregate of $600,000 which was subsequently loaned to Karat Platinum (see Note 2). On each of June 22, 25, and 26, 2007, the Company issued promissory notes to three minority shareholders of the Company, in the original principal amounts aggregating $100,000, $50,000 and $450,000, respectively. Principal and interest, which accrues at 18% per year, are due and payable by the Company 90 days after the respective issuance dates of each of the notes. If the Company does not pay these amounts when due, interest shall accrue on the outstanding principal amount at the rate of 2% per month thereafter. The Company has the right to prepay the notes without penalty or premium. Each of these notes were initially secured by a guaranty of payment by a principal of Karat Platinum; this guaranty was terminated on July 11, 2007 upon the issuance by Karat Platinum to the Company of a continuing lien and first priority security interest in all of the assets of Karat Platinum (as described above). As additional consideration, the Company issued an aggregate of 60,000 common stock purchase warrants to such persons. Each warrant grants the holder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a term of 3 years from the date of the 6 month anniversary date of the note. In connection with the issuance of the 60,000 warrants, the Company recorded deferred finance costs in the amount of $49,568 using the Black-Scholes option pricing model with the following assumptions: expected volatility 280.24%; expected dividends 0%; expected term 3.5 years; and risk-free rate of 5%. These deferred finance costs have been fully amortized over the term of the related debt. Amortization expense was $49,568 for the period ended September 30, 2007. If the Company issues additional equity securities after the issuance date of the warrants for a consideration per share less than the $0.50 exercise price of the warrants, the exercise price of the warrants shall be reduced to such price.

During the period July 6, 2007 to July 10, 2007, the Company raised an aggregate of $360,000 which was subsequently loaned to Karat Platinum (see Note 2). The Company issued promissory notes, in the original principal amounts aggregating $360,000. Principal and interest, which accrues at 18% per year, are due and payable by the Company 90 days after the respective issuance dates of each of the notes. If the Company does not pay these amounts when due, interest shall accrue on the outstanding principal amount at the rate of 2% per month thereafter. The Company has the right to prepay the notes without penalty or premium. Each of these notes were initially secured by a guaranty of payment by a principal of Karat Platinum; this guaranty was terminated on July 11, 2007 upon the issuance by Karat Platinum to the Company of a continuing lien and first priority security interest in all of the assets of Karat Platinum (as described above). As additional consideration, the Company issued an aggregate of 60,000 common stock purchase warrants to such persons. Each warrant grants the holder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a term of 3 years from the date of the 6 month anniversary date of the note. In connection with the issuance of the 36,000 warrants, the Company recorded deferred finance costs in the amount of $35,798 using the Black-Scholes option pricing model with the following assumptions: expected volatility 280.24%; expected dividends 0%; expected term 3.5 years; and risk-free rate of 5%. These deferred finance costs are being amortized over the term of the related debt. Amortization expense was $32,636 for the quarter ended September 30, 2007. If the Company issues additional equity securities after the issuance date of the warrants for a consideration per share less than the $0.50 exercise price of the warrants, the exercise price of the warrants shall be reduced to such price.

SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - Common Stock

During the quarter ended March 31, 2007 the Company sold 625,000 shares of common stock pursuant to its public offering for gross proceeds of $50,000.

NOTE 5 - Series A Convertible Preferred Stock

On August 20, 2007, the Company filed a Certificate of Designation with the Secretary of State of Nevada (the “Certificate”) authorizing and creating a series of 3,000 shares of preferred stock which the Company designated as Series A Convertible Preferred Stock (the “Series A Preferred”).

Each share of Series A Preferred shall, at the option of the holder thereof, at any time and from time to time after the 90th day a share of Series A Preferred is issued, be convertible into shares of fully paid and non-assessable shares of common stock of the Company. Each share of Series A Preferred is convertible into the amount of shares of common stock as is calculated by dividing the original issued price of the Series A Preferred (currently $1,000) by the lower of (i) $0.50 per share, as adjusted, and (ii) the daily volume weighted average market price of the common stock for the 30 trading days prior; provided, however, that this number shall not be less than $0.20 per share. The holders of the Series A Preferred shall be entitled to receive dividends, on an as-converted basis when, as, and if paid on the common stock. Each holder of Series A Preferred shall have a right to purchase their respective pro rata portion of all, or any part, of common stock and securities convertible into common stock, subject to certain exceptions, that the Company may propose to issue. Each holder of Series A Preferred shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred could be converted and shall have voting rights and powers equal to the voting rights and powers of the common stock. The holders of Series A Preferred vote together with the holders of the common stock as a single class.

During the quarter ended September 30, 2007 the Company sold 1,000 shares of its newly designated Series A Preferred stock for gross proceeds of $1,000,000.

NOTE 6 - Subsequent Events

On October 23, 2007, Karat Platinum and the Company executed an Amendment to the Secured Promissory Notes with respect to the Secured Promissory Notes (see Note 2) issued by Karat Platinum to the Company on each of June 22, 2007, June 29, 2007, July 12, 2007 and July 16, 2007. These Notes represent an aggregate principal balance owed to the Company of $960,000. The amendment extended the original maturity date of each of said Notes for ninety days, so that on December 19, 2007, December 26, 2007, January 10, 2008 and January 14, 2008, Karat Platinum will owe the Company original principal of $150,000, $450,000, $100,000 and $260,000, respectively, and accrued interest at the rate of 18% per year. In addition, the Company waived payment by Karat Platinum of an aggregate of $3,262, representing the default interest which had accrued under each of these Notes.

SENTRA CONSULTING CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - Subsequent Events (Continued)

During the period October 9, 2007 to November 8, 2007 the Company lent Karat Platinum an aggregate of $295,000 and Karat Platinum issued a corresponding amount of Secured Promissory Notes to the Company. Each of these notes bear interest at 9% per annum and is due and payable with accrued interest on or before January 31, 2008.

On October 8, 2007, the Company issued a promissory note to Bonnie Septimus, the Company’s Treasurer, Secretary and a director, in consideration for loans previously made and to be made by Ms. Septimus to the Company of up to an aggregate of $1,500,000. Pursuant to the terms and provisions of this note, the outstanding principal and accrued interest (at the rate of 12% per annum) are due and payable on November 1, 2008. The Company has the right to prepay such note at any time without premium. As of November 8, 2007, Bonnie Septimus had advanced an aggregate of $800,000 to the Company. Proceeds from the loans made by Bonnie Septimus to the Company have been used to satisfy and cancel four Secured Promissory Notes issued by the Company (see Note 3) in the aggregate amount of $460,000 and to make additional loans to Karat Platinum (as described above).

At any time, Bonnie Septimus has the right to convert all or any portion of the outstanding principal amount and accrued interest thereon into shares of the Company’s newly created Series B Convertible Preferred Stock (the “Series B Preferred”).

Each share of Series B Preferred is convertible into the amount of shares of common stock determined by dividing the original issue price of the Series B Preferred (currently $1,000) by $0.25 per share, as adjusted. The Certificate of Designation provides for full ratchet anti-dilution provisions with respect to certain securities issuance. The holders of the Series B Preferred vote with the holders of the common stock on an as converted basis and are entitled to dividends, on an as converted basis when, as, and if paid on the common stock, but not before the declaration and payment of any dividends payable to the holders of the Company’s outstanding Series A Convertible Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series B Preferred shall have preference to any distribution of the assets of the Company to the holders of common stock of the Company, after the holders of the Series A Preferred. At any time after the two-year anniversary from the date of purchase, the Company has the right to redeem all of the issued and outstanding shares of Series B Preferred at a redemption price equal to the original issue price of said shares or convert all the issued and outstanding shares of Series B Preferred into the Company’s common stock at the them applicable conversion rate.

As a result of this creation of the Series B Preferred to Bonnie Septimus, the conversion price for the Series A Preferred and the exercise price of the Company’s outstanding 96,000 warrants was reduced from $0.50 to $0.25 per share.

On October 23, 2007 and October 24, 2007, three noteholders holding an aggregate of $600,000 outstanding principal amounts due to them from the Company extended the maturity date of their outstanding Secured Promissory Notes to January 31, 2008. As additional consideration for the extension, the Company agreed to pay each noteholder one percent of the principal amount of the note held by such noteholder. As of November 8, 2007, the Company had three such Secured Promissory Notes, representing an aggregate principal amount of $600,000 outstanding.

On October 25, 2007 the Company sold 50 shares of Series A Convertible Preferred stock for $50,000.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the “Sentra,” “Company,” ”we,” “our” or “us” refer to Sentra Consulting Corp., unless the context otherwise indicates.

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

Pursuant to the Letter of Intent, as amended, we would purchase all the outstanding membership interests of Karat Platinum from its members. In consideration therefore, we would issue to the members of Karat Platinum 30,000,000 shares of our common stock and 800,000 common stock purchase warrants to a previous lender of Karat Platinum. The warrants provide the holder thereof the right to purchase one share of common stock of the Company for $0.01 and expire 10 years after the issuance thereof. The closing of the transaction contemplated by the Letter of Intent is subject to the satisfaction of certain conditions, including without limitation, the execution of a mutually acceptable definitive agreement, the consent from the lenders to Karat Platinum of the transaction with the Company and/or the release of the collateral of Karat Platinum satisfactory to the Company, the completion of the due diligence investigation of both parties, the making of loans by the Company to Karat Platinum in an amount of not less than $1,000,000, the delivery of any required consents from third parties and the delivery of audited financial statements of Karat Platinum. If there is a closing, each of the Company and Karat Platinum will have the right to appoint 2 members to the Board of Directors of the Company and said members shall appoint a fifth member.

Pursuant to the terms of the Letter of Intent, as amended on October 25, 2007, Karat Platinum agreed that it will not directly or indirectly solicit, negotiate, or accept any offer from a third party to acquire any of Karat Platinum’s assets or securities until January 31, 2008.

To raise the funds required to make such loans and to advance Karat Platinum funds needed for their current operations, between June 22, 2007 and July 10, 2007, we raised $960,000 through the issuance of secured promissory notes, which was subsequently loaned to Karat Platinum, as described below. These promissory notes were secured by all of the assets of Karat Platinum. As addition consideration, we issued an aggregate of 96,000 stock purchase warrants to such noteholders.

On October 8, 2007, the Company issued a promissory note to Bonnie Septimus, the Company’s Treasurer, Secretary and a director, in consideration for loans made and to be made by Ms. Septimus to the Company of up to an aggregate of $1,500,000. As of November 14, 2007, Bonnie Septimus had advanced an aggregate of $800,000 to the Company. Proceeds from the loans made by Bonnie Septimus to the Company have been used to satisfy and cancel four Secured Promissory Notes issued by the Company in the aggregate amount of $360,000 and to make additional loans to Karat Platinum. Pursuant to the promissory note, at any time, Bonnie Septimus has the right to convert all or any portion of the outstanding principal amount and accrued interest thereon into shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”).

On October 23, 2007 and October 24, 2007, three noteholders, holding an aggregate of $600,000 outstanding principal amounts due to them from the Company, extended the maturity date of their outstanding Secured Promissory Notes to January 31, 2008. As additional consideration for the extension, the Company agreed to pay each noteholder one percent of the principal amount of the note held by such noteholder. As of November 14, 2007, the Company had three such Secured Promissory Notes, representing an aggregate principal amount of $600,000 outstanding.

In addition, between August 20, 2007 to October 29, 2007, the Company accepted subscriptions for Series A Convertible Preferred Stock (“Series A Preferred”) from 4 accredited investors, for an aggregate of 1,050 shares of Series A Preferred stock. The purchase price paid to the Company for such shares was $1,000 per share, amounting in the aggregate to $1,050,000. As a result of the issuance of the Series B Preferred to Bonnie Septimus, the conversion price for the Series A Preferred and the exercise price of the Company’s outstanding 96,000 warrants described above was reduced from $0.50 to $0.25 per share.

As disclosed in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 28, 2007, July 2, 2007, July 17, 2007, August 24, 2007, and October 29, 2007, respectively, we have been using the proceeds raised from the issuance of the promissory notes, warrants, Series A Preferred stock, and loans from Bonnie Septimus, discussed herein, for the purpose of making the series of loans to Karat Platinum. As of September 30, 2007, the Company had loaned Karat Platinum an aggregate of $1,960,000. Thereafter, between October 9, 2007 and November 8, 2007, we loaned an additional $295,000 to Karat Platinum. Accordingly, as of November 14, 2007, the Company loaned Karat Platinum an aggregate of $2,255,000.

Plan of Operation

We have not had any revenues since our inception on July 6, 2006. Within the next twelve months, we intend to focus on completing acquisition of Karat Platinum. If we do not consummate such acquisition, then we will proceed with our plans to become engaged in business consulting.

Liquidity and Capital Resources

As of September 30, 2007, we had $25,045 in cash. During the quarter ended September 30, 2007, the Company had loaned Karat Platinum an aggregate of $1,360,000. If we close the transaction with Karat Platinum, we expect to incur a minimum of $6,000,000 in expenses over the next twelve months of operations, as said amount is the current operating expenses of Karat Platinum. We anticipate that these expenses will consist of operating, administrative and professional expenses in running Karat Platinum’s business.

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

Over the next twelve months, we will also be required to repay at least $600,000, excluding interest, to the holders of promissory notes that we have previously issued. In addition, as of November 14, 2007, we owe $800,000, excluding interest, to Bonnie Septimus, an officer and director of the Company, for loans issued to the Company. Such amount will be due and payable within twelve months, unless such debt is converted into shares of Series B Preferred stock, as discussed above.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into an arrangement with a bank or third party. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. There can be no assurance that additional capital will be available to us. Our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $118,144 for the quarter ended September 30, 2007 and a net loss of $165,061 for the period July 6, 2006 (inception) to September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending September 30, 2007, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-144943) for the period ending December 31, 2006, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously disclosed in the Company’s Current Reports on Form 8-K dated August 24, 2007 and October 29, 2007, there have been no additional unregistered sales of equity securities during the quarter ended September 30, 2007.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2007.

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

Dated: November 14, 2007

SENTRA CONSULTING CORP.

By:	/s/ Philip Septimus

Name:	Philip Septimus
Title:	President and Director
(Principal Executive Officer)

By:	/s/ Bonnie Septimus

Name:	Bonnie Septimus
Title:	Treasurer, Secretary, and Director (Principal Financial and Accounting Officer)