Form 10-Q
period 2007-12-31
SENTRA CONSULTING CORP
filed 2008-02-19
CIK 1385872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

Commission File Number 000-52706

SENTRA CONSULTING CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5297544
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

15 Hoover Street
Inwood, NY	11096
(Address of Principal Executive Offices)	(Zip Code)

(516) 592-5600
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former
Fiscal Year if Changed Since Last Report)

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐
Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The number of common equity shares outstanding as of February 18, 2008 was 33,175,000 shares of Common Stock, $.001 par value.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – December 31, 2007 (Unaudited) and March 31, 2007	3

	Condensed Consolidated Statements of Operations – Three and Nine Months ended December 31, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders’/ Members’ Deficit – Nine Months ended December 31, 2007 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Nine Months ended December 31, 2007 and 2006 (Unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements	8-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	22

Item 4	Submission of Matters to a Vote of Security Holders	22

Item 5	Other Matters	22

Item 6.	Exhibits	22

SIGNATURES		23

SENTRA CONSULTING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$-	$318,468
Accounts receivable, net of allowance for doubtful accounts of $0 and $6,443	69,308	194,856
Inventories	2,182,152	1,414,118
Prepaid expenses and other current assets	28,264	79,153
Total current assets	2,279,724	2,006,595

Property and equipment, net of accumulated depreciation of $17,118 and $316,946	79,179	2,106,458

Patents	241,288	201,947
TOTAL ASSETS	$2,600,191	$4,315,000

LIABILITIES AND STOCKHOLDERS’/MEMBERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$964,111	$478,667
Short-term notes payable	665,720	150,000
Due to stockholder	-	36,659
Due to prior affiliates	368,495	-
Current portion of long-term debt	100,000	75,000
Total current liabilities	2,098,326	740,326

Due to affiliate	-	1,663,450
Long-term debt, net of current portion	3,916,492	6,057,060
Total liabilities	6,014,818	8,460,836

Stockholders’/ Members’ Deficit:
Preferred Stock, $.001 par value; 9,995,500 shares authorized, none issued and outstanding	-	-
Series A Convertible Preferred Stock, $.001 par value; 3,000 shares authorized, 1,050 shares issued and outstanding; aggregate liquidation preference $1,050,000	1	-
Series B Convertible Preferred Stock, $.001 par value; 1,500 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001; 100,000,000 shares authorized; 33,175,000 issued and outstanding at December 31, 2007, 30,000,000 issued and outstanding at March 31, 2007	33,175	30,000
Paid-in capital	2,506,502	(30,000)
Retained/ Members’ deficit	(5,954,305)	(4,145,836)

Total Stockholders’/ Members’ Deficit	(3,414,627)	(4,145,836)
TOTAL LIABILITIES AND STOCKHOLDERS’/MEMBERS’ DEFICIT	$2,600,191	$4,315,000

See accompanying notes to condensed consolidated financial statements.

SENTRA CONSULTING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2007	2006	2007	2006

Net revenues	$73,688	$1,575	$189,543	$81,781

Cost of goods sold	377,517	27,491	626,690	116,234

Gross margin	(303,829)	(25,916)	(437,147)	(34,453)

Selling, general and administrative	752,962	97,282	1,981,668	485,825

Loss from continuing operations before interest expense and income taxes	(1,056,791)	(123,198)	(2,418,815)	(520,278)

Interest expense	222,629	4,803	573,450	4,803

Loss from continuing operations before income taxes	(1,279,420)	(128,001)	(2,992,265)	(525,081)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(1,279,420)	(128,001)	(2,992,265)	(525,081)

Loss from discontinued operations, deconsolidation of 15 Hoover Street LLC	(24,966)	-	(137,446)	-

Net loss	$(1,304,386)	$(128,001)	$(3,129,711)	$(525,081)

From continuing operations:
Basic and diluted net loss per common share	$(.04)	$(.00)	$(.09)	$(.02)

From discontinued operations:
Basic and diluted net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average number of common shares outstanding: Basic and diluted	33,175,000	30,000,000	33,175,000	30,000,000

See accompanying notes to condensed consolidated financial statements.

SENTRA CONSULTING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’/MEMBERS’ DEFICIT
NINE MONTHS ENDED DECEMBER 31, 2007
(UNAUDITED)

	Series A Preferred	Stock	Common	Stock	Paid-In	Retained/ Members’
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, as restated for shares issued in reverse merger, April 1, 2007 (Note 1)	-	$-	30,000,000	$30,000	$(30,000)	$(4,145,836)	$(4,145,836)

Re-class opening equity of Sentra Consulting Corp.	1,050	1	3,175,000	3,175	1,878,822	-	1,881,998

Discount on convertible note payable-beneficial conversion feature	-	-	-	-	470,000	-	470,000

Deconsolidation of 15 Hoover Street LLC	-	-	-	-	-	1,321,242	1,321,242

Issuance of warrants at fair value of $0.24	-	-	-	-	187,680	-	187,680

Net loss	-	-	-	-	-	(3,129,711)	(3,129,711)

Balance, December 31, 2007	1,050	$1	33,175,000	$33,175	$2,506,502	$(5,954,305)	$(3,414,627)

See accompanying notes to condensed consolidated financial statements.

SENTRA CONSULTING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2007	2006

OPERATING ACTIVITIES:
Net loss	$(3,129,711)	$(525,081)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	95,164	-
Provision for doubtful accounts	(6,443)	6,443
Inventory reserve	11,360	-
Warrants issued at fair value	187,680	-
Accretion of interest expense due to beneficial conversion feature	71,697	-
Changes in operating assets and liabilities, net of effects of consolidation of Sentra Consulting Corp. and deconsolidating 15 Hoover Street LLC on December 21, 2007:
Accounts receivable	131,991	21,962
Inventories	(779,394)	(1,515,735)
Prepaid expenses and other current assets	122,706	(47,710)
Accounts payable and accrued liabilities	426,391	107,721
Net cash used in operating activities	(2,868,559)	(1,952,400)

INVESTING ACTIVITIES:
Patents	(39,341)	(112,433)
Capital expenditures	(44,559)	(47,454)
Net cash of Sentra Consulting Corp.	8,205	-
Net cash upon deconsolidation of 15 Hoover Street LLC	(16,595)	-
Net cash used in investing activities	(92,290)	(159,887)

FINANCING ACTIVITIES:
(Payments on) /borrowings under long-term note payable	(85,269)	1,811,318
(Payments on) /borrowings from affiliate	(12,349)	278,076
Borrowings under short-term notes payable	2,739,999	-
Net cash provided by financing activities	2,642,381	2,089,394

Net decrease in cash	(318,468)	(22,893)
Cash, beginning of period	318,468	22,893

Cash, end of period	$-	$-

SENTRA CONSULTING CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(UNAUDITED)

	Nine Months Ended December 31,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$95,456	$4,803
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of balance due to affiliate to long-term note payable with third party	$1,663,450	$-

Unamortized discount of beneficial conversion feature	$470,000	$-

Assets and liabilities of Sentra Consulting Corp. as of December 21, 2007:
Other current assets	$(114,108)	$-
Notes receivable from Karat Platinum	$(2,620,000)	$-
Accounts payable and accrued liabilities	$66,291	$-
Short-term notes payable	$794,024	$-
Net equity	$1,881,998	$-

Assets and liabilities of 15 Hoover Street LLC as of December 21, 2007:
Property and equipment, net	$1,976,674	$-
Other current assets	$42,291	$-
Accounts payable and accrued liabilities	$(7,238)	$-
Due to stockholder	$(36,659)	$-
Due from affiliate	$380,844	$-
Mortgage payable	$(3,693,749)	$-
Net deficit	$1,321,242	$-

See accompanying notes to condensed consolidated financial statements.

SENTRA CONSULTING CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:
On December 21, 2007, Sentra Consulting Corp. (“Sentra” or the “Company”) entered into an Exchange Agreement (the “Exchange Agreement”) with Karat Platinum LLC, a New York limited liability company (“Karat Platinum”), and the members of Karat Platinum (the “Karat Members”).

Pursuant to the terms of the Exchange Agreement, Sentra acquired 100% of the membership interests of Karat Platinum by purchasing from the Karat Members all of their respective membership interests in Karat Platinum. In consideration therefore, Sentra issued to the Karat Members an aggregate of 30,000,000 shares of Sentra's common stock, representing 90.43% of the issued and outstanding stock of Sentra. As a result of the transactions contemplated by the Exchange Agreement (hereinafter referred to as the “Exchange”), Karat Platinum became a wholly owned subsidiary of the Company.

Each of the Karat Members who exchanged their membership interests for Sentra common stock entered into a Lock-Up Agreement with the Company whereby each member agreed that until December 21, 2009 he or she will not sell any of the shares of common stock of Sentra. Although the Lock-Up Agreement provides for customary exceptions for transfers to family members and gifts, each transferee must agree to be bound by the transfer restrictions of the Lock-Up Agreement. In addition, the provisions of the agreement could be waived upon the approval of 80% of the Board of Directors of the Company.

Prior to the Exchange, Sentra was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange of 1934, as amended (the “Exchange Act”)).

The Exchange is being accounted for as a reverse-merger, equivalent to a recapitalization, through the issuance of stock by Sentra for the net monetary assets and recapitalization of Karat Platinum for financial reporting purposes. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Exchange will be those of Karat Platinum and will be recorded at the historical cost basis of Karat Platinum, and the consolidated financial statements after completion of the Exchange will include the assets and liabilities of the Company and Karat Platinum and historical operations of Karat Platinum and operations of the Company from the closing date of the Exchange. Stockholders’/members’ deficit has been retroactively restated to reflect the exchange of shares for members’ interests.

Karat Platinum manufactures and sells platinum alloy (“585 Platinum”) and jewelry under the brand names KARAT PLATINUM™, 14 KARAT PLATINUM ® and 14 Kt.Pt.®. Management believes that they sell Karat Platinum's products at prices which are significantly lower than existing market prices for similar types of platinum jewelry, thus making platinum jewelry more affordable to consumers worldwide. The alloy is comprised of 58.5% platinum and 41.5% copper and cobalt.

Karat Platinum is the exclusive worldwide distributor and co-patent owner under a patent pending technology of the newly engineered 585 Platinum. The alloy was developed by Allgemeine Gold – und Silberscheideanstalt AG (“Agosi”), who granted Karat Platinum an exclusive worldwide license to the alloy through 2009, as well as assigning co-patent rights to Karat Platinum.

15 Hoover Street LLC ("Hoover") which, prior to the Exchange, was under common ownership with Karat Platinum, owns and operates a 25,000 square foot building located at 15 Hoover Street, Inwood, New York. Hoover leases 12,000 square feet to Karat Platinum and was a variable interest entity ("VIE") through December 21, 2007. In accordance with Financial Accounting Standards Board Interpretation 46(R), “Consolidation of Variable Interest Entities,” Hoover no longer meets the criteria of a VIE and, therefore, has been deconsolidated effective December 21, 2007. The operations of Hoover have been reflected as a discontinued operation on the Condensed Consolidated Statements of Operations. In addition, the assets and liabilities of Hoover have been eliminated as of December 21, 2007.

General:
The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the Untied States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim operating results are not necessarily indicative of the results for a full year or any interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements filed on December 31, 2007 on Form 8-K. The March 31, 2007 consolidated balance sheet of Karat Platinum has been derived from the audited consolidated financial statements included on Form 8-K filed on December 31, 2007.

All material intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Basis of presentation:
As reflected in the accompanying condensed consolidated financial statements, the Company has a members’/retained deficit of $5,954,305 and negative cash flows from operations of $2,868,559 for the nine months ended December 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. In addition, the Company might be required to sell certain of its assets. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

New financing will be required to fund working capital and operations should the Company be unable to generate positive cash flow from operations in the near future. The Company is exploring the possible sale of equity securities and/or debt financing, and believes that additional financing will be available under terms and conditions that are acceptable to the Company. However, there can be no assurance that additional financing will be available. In the event financing is not available in the time frame required, the Company will be forced to reduce its rate of growth, if any, reduce operating expenses and curtail sales and marketing activities.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. There is no assurance that the Company will operate at a profit in the future.

Revenue Recognition:
Sales are recorded when the earnings process is complete, which occurs when products are shipped in accordance with the terms of agreements, title and risk transfer to customers, collection is probable and pricing is fixed or determinable.

Inventories:
Inventories are valued at the lower of cost (determined by the first-in, first-out method or "FIFO") or market. Inventory costs include materials, labor, inbound freight and receiving costs.

Use of Estimates:
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets. Actual results may differ from estimates provided.

Income Taxes:
Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

Prior to the Exchange, Karat Platinum was organized as a limited liability company and, as such, was treated as a partnership for Federal and state income tax purposes. Accordingly, no provision for income taxes was reported. Karat Platinum's loss was reported on the individual income tax returns of the members.

Accounting for Derivative Instruments:
The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. The Company evaluates the conversion feature embedded in its Convertible Preferred Stock, Series A and B (see Note 3) and convertible notes payable at each reporting period based on the criteria of SFAS 133 and EITF 00-19 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock or convertible notes and accounted for separately as derivative liabilities.  Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of December 31, 2007.

Recent accounting pronouncements:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning April 1, 2008. Management will evaluate SFAS 157 to determine its impact, if any, on the Company’s condensed consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management will evaluate the impact of SFAS 159, if any, on the Company’s condensed consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the fiscal year ending March 31, 2008. The adoption of FIN 48 will not have a material impact on the Company’s condensed consolidated financial statements.

Loss Per Share:
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants and conversion of Preferred Stock are anti-dilutive due to the losses incurred by the Company, they have been excluded from the Company’s computation of net loss per share for periods presented. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the three and nine months ended December 31, 2007 was 11,096,000 which were comprised of 4,200,000 from conversion of the Series A Convertible Preferred Stock; 6,000,000 from conversion of the Series B Convertible Preferred Stock and 896,000 warrants to purchase one share of the Company’s common stock. There were no potentially dilutive securities outstanding during the three and nine months ended December 31, 2006.

NOTE 2 – SHORT-TERM NOTES PAYABLE:

As of December 31, 2007, two secured promissory note-holders held an aggregate of $150,000 outstanding principal amounts due to them from the Company. The principal amounts of each of these notes are due and payable on January 31, 2008, with interest, which accrues at 1.5% per month. Each of these notes are secured by all of the assets of Karat Platinum. The Company paid to each note-holder an amount equal to 1% of the note held by the holder thereof. On January 31, 2008, the Company repaid one of these notes in the amount of $50,000, plus accrued interest. The other note in the amount of $100,000 was extended to March 1, 2008.

On October 8, 2007, the Company issued a promissory note to its former Treasurer, Secretary and a current director, in consideration for loans made and to be made to the Company of up to an aggregate of $1,500,000. The outstanding principal and accrued interest at 12% per annum, are due and payable on November 1, 2008. Such individual had advanced an aggregate of $1,030,000 to the Company through December 21, 2007, the date of the merger, and the remaining $470,000 between December 21, 2007 and December 31, 2007. Pursuant to the promissory note, at any time, such individual has the right to convert all or any portion of the outstanding principal amount and accrued interest thereon into shares of the Company’s Series B Convertible Preferred Stock. This Convertible Note is deemed to be Convertible Securities with Beneficial Conversion Features, and has been recorded in accordance with EITF Issue No. 98-5 (“EITF 98-5”), “ Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27 (“EITF 00-27”), “Application of Issue No. 98-5 to Certain Convertible Instruments”. As of December 31, 2007, the carrying amount of this Convertible Note is $265,720, which is net of a discount in the amount of $1,234,280, representing the un-accreted amount of the intrinsic value, as defined in EITF 98-5. This discount will be accreted through interest expense to the maturity date, November 1, 2008, utilizing the effective yield method. In the three and nine month periods ended December 31, 2007, $71,697 of interest was accreted through interest expense, representing only the amount of discount accreted through interest expense for the period from December 21, 2007 through December 31, 2007. At the time of the merger, the carrying amount of the Convertible Note was $197,023, which reflects the total borrowings on the Convertible Note as of December 21, 2007 of $1,030,000, net of a discount of $835,977 representing the un-accreted discount as of that date.

On December 27, 2007, the Company issued a promissory note to its former Treasurer, Secretary and a current director, in consideration for an additional $100,000. The outstanding principal and accrued interest, at 12% per annum, are due and payable on January 31, 2008. Pursuant to the promissory note, at any time, such individual has the right to convert all or any portion of the outstanding principal amount and accrued interest thereon into shares of the Company’s Series A Convertible Preferred Stock. On January 9, 2008, this loan was repaid and cancelled.

NOTE 3- STOCKHOLDERS’ EQUITY:

Common Stock:
We are authorized to issue 100,000,000 shares of common stock, par value $0.001, of which 33,175,000 shares are issued and outstanding as of December 31, 2007. Each holder of shares of our common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors.

On February 5, 2007, Sentra issued 50,000 shares to Island Stock Transfer. The Company has the option to purchase these shares at a purchase price of $0.30 per share through May 31, 2008.

Preferred Stock:
We are authorized to issue 10,000,000 shares of preferred stock, par value $0.001. On August 20, 2007, the Company’s Board of Directors designated 3,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred”) of which 1,050 shares are issued and outstanding as of December 31, 2007. Each share of Series A Preferred shall, at the option of the holder thereof, at any time, be convertible into shares of fully paid and non-assessable shares of common stock of the Company. Each share of Series A Preferred is convertible into the amount of shares of common stock as is calculated by dividing the original issue price of the Series A Preferred (currently $1,000) by the lower of (i) $0.25 per share, as adjusted, and (ii) the daily volume weighted average market price of the common stock for the 30 trading days prior; provided, however, that this number shall not be less than $0.20 per share. The holders of the Series A Preferred shall be entitled to receive dividends, on an as-converted basis when, as, and if paid on the common stock. Each holder of Series A Preferred shall have a right to purchase their respective pro rata portion of all, or any part, of common stock and securities convertible into common stock, subject to certain exceptions, that the Company may propose to issue. Each holder of Series A Preferred shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred could be converted and shall have voting rights and powers equal to the voting rights and powers of the common stock. The holders of Series A Preferred vote together with the holders of the common stock as a single class.   At any time following the two-year anniversary of the issue date of the Series A Preferred, the Company has the right to (i) redeem all of the issued and outstanding Series A Preferred at a redemption price equal to the original issue price or (ii) convert all the issued and outstanding shares of Series A Preferred to Common Stock at the then applicable conversion rate.

On October 29, 2007, the Company filed a Certificate of Designation with the State of Nevada designating 1,500 shares of preferred stock as Series B Convertible Preferred Stock (the “Series B Preferred”). Each share of Series B Preferred is convertible into the amount of shares of common stock determined by dividing the original issue price of the Series B Preferred (currently $1,000) by $0.25 per share, as adjusted. The Certificate of Designation provides for full ratchet anti-dilution provisions with respect to certain securities issuances. The holders of the Series B Preferred vote with the holders of the common stock on an as converted basis and are entitled to dividends, on an as-converted basis when, as and if paid on the common stock, but not before the declaration and payment of any dividends payable to the holders of the Company’s outstanding Series A Convertible Preferred Stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series B Preferred shall have preference to any distribution of the assets of the Company to the holders of common stock of the Company, after the holders of the Series A Preferred. At any time after the two-year anniversary from the date of purchase, the Company has the right to redeem all of the issued and outstanding shares of Series B Preferred at a redemption price equal to the original issue price of said shares or convert all the issued and outstanding shares of Series B Preferred into the Company’s common stock at the then applicable conversion rate.

Both the Series A and B Convertible Preferred Stock have been deemed to be convertible securities with beneficial conversion features, and have been recorded in accordance with EITF 98-5 and EITF 00-27. In addition since both of these issues have reset provisions based on the trading price of the Company’s stock, any reset will be recorded in accordance with EITF 98-5 and EITF 00-27 at the time of reset.

Warrants:
As of December 31, 2007, the Company had an aggregate of 896,000 warrants issued and outstanding. Of these warrants, 96,000 were granted by Sentra prior to the reverse merger. Currently exercisable and terminating three years from the date of issuance, the holder has the right to purchase one share of common stock per each warrant at an exercise price of $.50 per warrant share. The number of shares issuable upon exercise of each warrant and the exercise price are all subject to adjustment. Upon the creation of the Series B Preferred on October 27, 2007 (discussed above), the exercise price for the 96,000 warrants was reduced to $.25 per share. At the time the exercise price was reduced, Sentra revalued these warrants using the Black-Scholes option pricing model, and recorded additional expense.

Pursuant to the terms of the Stock Purchase Warrant issued by Karat Platinum to ABN AMRO Bank N.V. (“ABN Amro”), upon consummation of the Exchange Agreement said warrant was amended and restated by a warrant issued by the Company. Such warrant provides ABN Amro with the right from June 29, 2010 until June 29, 2017 to purchase 800,000 shares of common stock of the Company for $0.01 per share. The warrant provides for customary anti-dilution provisions as well as piggyback registration rights. In addition, under certain circumstances ABN Amro shall have the right to tag along and participate in certain sales.

NOTE 4- SUBSEQUENT EVENTS:

On January 30, 2008, Karat Platinum issued a Secured Promissory Note to Continental Capital, LLC in consideration for a $1,000,000 loan made to the Company. The outstanding principal is due and payable on July 30, 2008. The note bears interest at 12% per annum, with the first four months interest ($40,000), paid at the closing of the loan, and the remaining two months of interest to be paid on the four-month anniversary. In addition, the Company paid a 1.5% origination fee of $15,000 at the closing. This Note is secured by a first priority lien on all the inventory of Karat Platinum.

In January 2008, the Company sold 497 shares of Series A Convertible Preferred Stock to seven individuals for $497,000. Each of the individuals entered into a Subscription Agreement reflecting the terms of the Series A Preferred Stock, as defined in Note 3. The Convertible Preferred Stock issued in these transactions are deemed to be convertible securities with beneficial conversion features, and will be recorded in accordance with EITF 98-5 and EITF 00-27.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Current Quarterly Report contains forward-looking information. Forward-looking information includes statements relating to future actions, acceptance in the marketplace of our products, payment of our outstanding obligations, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

Forward-looking information may be included in this Current Quarterly Report or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by us. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Current Quarterly Report or in documents incorporated by reference in this Current Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on management's current expectations, estimates, and projections about us and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

Overview

The Company manufactures and sells platinum alloy (the “Alloy” or “585 Platinum”) and platinum jewelry at a price that it believes is lower than existing market prices for currently existing platinum jewelry. We have a total of 21 full time employees.

The Product

Traditionally, platinum used in the jewelry industry consists of a minimum of 85%-95% platinum blended with certain precious metals such as iridium or palladium, known as platinum group metals. The Company’s alloy, which is a blend of 58.5% platinum with 41.5% cobalt and copper (non-precious metals), is a less expensive substitute for the alloys currently used by the jewelry industry.

Karat Platinum believes that its 585 Platinum provides three significant benefits:

1.
It is less expensive than traditional platinum alloys because of its lower platinum content and the significant difference in price between copper and cobalt and the platinum group metals used in traditional platinum alloys, which are all costly precious metals.

2.
The Alloy has a lower density than 85-95% platinum resulting in greater expansive properties. It therefore reduces the quantity of raw material content needed thus further reducing the cost for platinum content.

3.	585 Platinum is more durable and workable than traditional alloys.

Supply of the Product

On January 13, 2004, Karat Platinum entered into a Cooperation and License Agreement, as amended on March 30, 2006 and July 2, 2007, with Allgemeine Gold - und Silberscheideanstalt AG, German corporation (“Agosi”) whereby we became the exclusive worldwide distributor and co-patent applicant for 585 Platinum in the jewelry industry. Pursuant to the agreement, Agosi exclusively produces and supplies 585 Alloy to us. Under the agreement, we are subject to minimum purchase requirements of platinum alloy per calendar year. If we fail to purchase our minimum obligations in any year, we must pay liquidated damages in the amount of 50% of the applicable purchase price, as of December 30 of the corresponding year, of the quantity which had not been ordered. In 2006, we did not meet our minimum purchase requirements and we were obligated to pay liquidated damages of which Agosi agreed to accept the sum of approximately $28,000. Given our past history of failing to meet these minimum purchase requirements, the agreement was amended whereby we agreed to purchase at least 750kg of the platinum alloy per year, through 2009. We did not meet our minimum purchase requirement for 2007, and therefore recorded a liquidating damage accrual of $250,000 in the three-month period ending December 31, 2007.

If Agosi cannot supply the Alloy in the required quantities, we are free to purchase the Alloy from another source, until such time as Agosi can resume supplying the Alloy. The Company has no contracts or agreements with any other suppliers for the purchase of platinum or the production of the Alloy.

The platinum used by Agosi for the manufacture of Alloy, is purchased by us from several platinum suppliers. The platinum is purchased at the then prevailing market price and shipped by the supplier to Agosi’s facilities for processing into 585 Platinum. The Company has no contracts or agreements with any such platinum suppliers.

Following Agosi’s conversion of the fine platinum into Alloy, and depending upon our needs, Agosi supplies the Alloy in sheet, tube, wire or shot form, which is then shipped using common secured carriers to manufacturers for production of jewelry. Such manufacturers are based in Italy, Israel, Thailand, India and the United States. Any unused or scrap Alloy is returned by the manufacturer to Agosi for reprocessing. Payment of invoices to Agosi or the manufacturers are either cash before delivery or 30 day terms with some vendors. After the manufacturer has produced the final jewelry product, it is shipped to us for distribution and sale to our customers. Karat Platinum does not have any contracts or agreements with such manufacturers.

Marketing

As noted in the Platinum 2007 report issued by Johnson Matthey, purchases of platinum by the jewelry trade fell in 2006 for the fourth year in a row. Rising and volatile metal prices had a negative impact on the platinum jewelry market, cutting demand for new metal by 18% from previous year levels to 1.61 million ounces, the lowest figure for 14 years. As of February 12, 2008, platinum is selling for over $1,937 per oz as per the London Fixed Prices PM closing price for platinum. Since the jewelry industry’s demand for platinum is highly price sensitive, our sales objectives incorporate the following three factors:

1.	Recapture a percentage of the platinum market demand lost because of the price rise,

2.	Capture a percentage of the existing platinum market, based on the alloy’s price and superior durability and design properties,

3.	Capture a percentage of the existing worldwide gold jewelry market.

We believe that platinum is the metal of choice of the jewelry industry, in that it is a natural white, rare, durable, hypoallergenic metal that has more cache than gold. The World Gold Council notes a shift in consumer trends from gold to platinum. The council attributes this to the rise of the white metal phenomenon, which was driven by fashion, and the dominance of platinum as the aspiration choice (IBIS World Industry Performance Study March 16, 2007).

We are designing, manufacturing and selling a full line of earrings, bracelets, pendants, rings and chains directly to retailers in the United States. We market our products directly to mass and mid-market retailers as well as distributors to independent jewelry stores and small chain stores. We have budgeted significant funds for marketing efforts and to educate consumers of the benefits of Karat Platinum and to build and establish the brand, Karat Platinum ™. In addition, it is our intention to participate with retailers in marketing, and engaging in targeted efforts to increase market awareness. In addition, we plan to expand our presence on the internet.

 Intellectual Property

Patents

Karat Platinum and Agosi are co-applicants for a patent on the Alloy. As such, patent applications were filed on February 4, 2004 under the Patent Cooperation Treaty (“PCT”) and a patent application was filed directly in the United States. Under the PCT, patent protection is being sought in the European Union Countries and in other countries, including Canada, India, Russia, China, Indonesia, Israel, Hong Kong, Japan, Mexico, and the Republic of South Africa. Karat Platinum and Agosi are seeking patent protection for an alloy composition of platinum combined with cobalt and copper and also seek to protect a method of preparing the alloys, and jewelry products made with the alloys. As of December 31, 2007, the patent application is still pending.

Trademarks

In August 2004, the Jewelers Vigilance Committee (“JVC”) filed a petition with the Trademark Trial and Appeal Board (“TTAB”) to cancel six of Karat Platinum’s registered trademarks. Karat Platinum partially opposed the JVC action and continues to challenge the cancellation of its U.S. registrations for the 14 KARAT PLATINUM and 14 KT. PT. marks.

In addition, on September 25, 2007, the JVC filed a notice of opposition to Karat Platinum’s application to federally register the KARAT PLATINUM mark. On November 6, 2007, Karat Platinum filed an answer to this notice of opposition. As of the date of this Report, no further proceedings have yet taken place.

Competition

Our Alloy competes with other precious metals that compete for the jewelry consumers’ dollars. These include, primarily, 950 platinum, 850 platinum, palladium and gold. Although a platinum alloy, consisting of 50% platinum and 50% palladium has been introduced to the market under the name Royal Platinum, based upon current market prices of platinum, we believe that since it requires other precious metals to produce, the Royal Platinum alloy is 19% more expensive than our 585 Platinum alloy.

If we obtain financing, we will utilize our marketing budget to support our direct sales efforts as well as to publicize the availability of 585 Platinum. We recently hired an outside public relations firm to assist in the development and implementation of a marketing plan.

To the best of our knowledge, other refiners have tried to create a 585 alloy containing non-platinum group metals but have not been successful. A most significant point in this regard is that, scientifically, there are only certain elements that can mix with platinum to make alloy, the least expensive of which are copper and cobalt. Since we already have a patent pending process incorporating those elements, we believe that it is unlikely that anyone can produce an alloy that can compete with our costs.

Government Regulation

We have been advised by the Federal Trade Commission (“FTC”) that we may label jewelry made with our Alloy as Platinum, provided that we follow general FTC guidelines to disclose the percentage of the other components, as required for other platinum alloy jewelry products. Such rules and regulations are provided in the FTC’s Guides for the Jewelry, Precious Metals and Pewter Industries. We believe we are in compliance with all applicable FTC rules and regulations.

We are also subject to the rules and regulations of the Bank Secrecy Act of 2001 as well as the Patriot Act of 2003. On June 3, 2005 the U.S, Department of the Treasury issued final rules implementing Section 352 of the USA Patriot Act. It requires dealers who both purchase and sell at least $50,000 (annually) of jewels, precious metals, precious stones and finished goods to implement an anti-money laundering program in their business.
 We are in the process of implementing the provisions of the Patriot Act but are not in full compliance as of the date of this Report.

Results of Operations

Revenues.  Revenues include net sales of our platinum alloy and platinum jewelry. Net revenues are recorded net of estimated sales returns based upon specific customers.

Cost of goods sold.  Our cost of goods sold represents our costs of raw materials, including fine platinum, the cost to convert the platinum into our alloy and the labor to manufacture our jewelry products from our third party manufacturers. Cost of goods sold also includes the cost to transport these products to our facility, including customs and brokers fees. Cost of goods sold is recognized at the time products are shipped to the customer and title transfers.

Selling, general and administrative expenses.  Our selling, general and administrative expenses consist primarily of selling, marketing, salaries and related payroll and employee benefit costs, travel and insurance expenses, depreciation, professional fees, facility expenses, bank charges and outbound freight expenses.

Three months ended December 31, 2007 compared with three months ended December 31, 2006

Revenues.  Net revenues increased to $73,688 for 2007 compared to $1,575 for 2006. The increase in revenues is primarily due to several new customers obtained during this period who commenced purchasing our platinum alloy and platinum jewelry. During the three months ended December 31, 2007, the top four customers accounted for approximately 82% of revenues.

Gross margin.  Negative gross margin increased to ($303,829) for 2007 compared to ($25,916) for 2006. The increase in negative margin is primarily due to the increase of certain fixed costs and expenses incurred during the 2007 period, not fully offset by the increase in revenues, and the recording of an accrual for liquidating damages of $250,000 related to our Cooperation and License Agreement with Agosi, as amended, as a result of not meeting minimum purchase requirements for 2007. In addition, cost of goods sold was impacted by the rising price of platinum.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased to $752,962 for 2007 compared to $97,282 for 2006. The increase was due to the increase in expenses as a result of the increase in the operations of the business during 2007. In the 2006 period, the Company had minimal operations, and therefore minimal expenses. The primary expenses incurred during the 2007 period consist of salaries and related costs of $400,536; professional fees of $174,963; advertising and trade shows of $49,110; travel and entertainment costs of $27,203 and operating expenses of $24,034.

Loss from continuing operations before interest expense and income taxes.  Loss from continuing operations before interest expense and income taxes increased to ($1,056,791) for 2007 compared to ($123,198) for 2006. The increase in loss from continuing operations before interest expense and income taxes for 2007 was primarily the result of higher selling, general and administrative costs and the lower gross margin, as explained above.

Interest expense.  Interest expense increased to $222,629 for 2007 compared to $4,803 for 2006. The increase was due to higher borrowings coupled with higher interest rates paid for those borrowings in order to support the working capital needs as a result of the increase in the business operations, and to purchase inventory to support the increase in revenues. In the 2007 period, interest expense included $71,697 related to the accretion of a discount on a convertible note with a beneficial conversion feature.

Loss from continuing operations before income taxes.  Loss from continuing operations before income taxes increased to a loss of ($1,279,420) for 2007 compared to a loss of ($128,001) for 2006. The increase was primarily the result of higher selling, general and administrative costs and the lower gross margin, as explained above.

Provision for income taxes.  We did not recognize any tax benefit due to the ongoing losses of the business.

Loss from discontinued operations.  Loss from discontinued operations of ($24,966) in 2007 was due to the loss from 15 Hoover Street LLC, a Variable Interest Entity that was deconsolidated on December 21, 2007.

Net loss. Net loss increased to ($1,304,386) for 2007 compared to net loss of ($128,001) for 2006 as a result of higher selling, general and administrative costs and the lower gross margin, as explained above.

Nine months ended December 31, 2007 compared with nine months ended December 31, 2006

Revenues.  Net revenues increased to $189,543 for 2007 compared to $81,781 for 2006. The increase in revenues is primarily due to new customers obtained during this period who commenced purchasing our platinum alloy and platinum jewelry. During the nine months ended December 31, 2007, the top four customers accounted for approximately 86% of revenues.

Gross margin.  Negative gross margin increased to ($437,147) for 2007 compared to ($34,453) for 2006. The increase in negative margin is primarily due to the increase of certain fixed costs and expenses incurred during the 2007 period, not fully offset by the increase in revenues, and the recording of an accrual for liquidating damages of $250,000 related to our Cooperation and License Agreement with Agosi, as amended, as a result of not meeting minimum purchase requirements for 2007. In addition, cost of goods sold was impacted by the rising price of platinum.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased to $1,981,668 for 2007 compared to $485,825 for 2006. The increase was due to the increase in expenses as a result of the increase in the operations of the business during the 2007 period. In the 2006 period, the company had minimal operations, and therefore minimal expenses. The primary expenses incurred during the 2007 period consist of salaries and related costs of $1,147,907; professional fees of $352,486; advertising and trade shows of $136,808; travel and entertainment costs of $75,952 and operating expenses of $61,977.

Loss from continuing operations before interest expense and income taxes.  Loss from continuing operations before interest expense and income taxes increased to ($2,418,815) for 2007 compared to ($520,278) for 2006. The increase in operating loss from continuing operations before interest expense and income taxes for 2007 was primarily the result of higher selling, general and administrative costs and the lower gross margin, as explained above.

Interest expense.  Interest expense increased to $573,450 for 2007 compared to $4,803 for 2006. The increase was due to higher borrowings coupled with higher interest rates paid for those borrowings in order to support the working capital needs as a result of the increase in the business operations, and to purchase inventory to support the increase in revenues. In the 2007 period, interest expense included $71,697 related to the accretion of a discount on a convertible note with a beneficial conversion feature.

Loss from continuing operations before income taxes.  Loss from continuing operations before income taxes increased to a loss of ($2,992,265) for 2007 compared to a loss of ($525,081) for 2006. The increase was primarily the result of higher selling, general and administrative costs and the lower gross margin, as explained above.

Provision for income taxes.  We did not recognize any tax benefit due to the ongoing losses of the business.

Loss from discontinued operations.  Loss from discontinued operations of ($137,446) in 2007 was due to the loss from 15 Hoover Street LLC, a Variable Interest Entity that was deconsolidated on December 21, 2007.

Net loss. Net loss increased to ($3,129,711) for 2007 compared to net loss of ($525,081) for 2006 as a result of higher selling, general and administrative costs and the lower gross margin, as explained above.

Liquidity and Capital Resources

The financial statements contained herein have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to the financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited balance sheet included in this Form 10-Q, contains additional note disclosures describing the circumstances that lead to this disclosure.

We finance our operations and growth primarily with cash flows generated from borrowings and operations. Net cash used in operating activities for 2007 was $2,868,559 as compared to $1,952,400 for 2006. The 2007 operating cash flows were negatively impacted as a result of the net loss for the period, as explained above, a significant increase in inventory to support the increase in revenues, partially offset by a decrease in accounts receivable and higher accounts payables. Net cash used in investing activities for 2007 was $92,290 as compared to $159,887 for 2006. The 2007 period reflects the impacted of the merger with Sentra, and the deconsolidation of Hoover. Other than those items discussed for investing activities, our operations and business model are not capital intensive at this moment. Net cash provided by financing activities was $2,642,381 during 2007, principally due to new borrowings under short-term notes payable, as compared to $2,089,394 during 2006, principally due to borrowings from a stockholder and an affiliate.

As of December 31, 2007, the Company had no cash. On or prior to January 31, 2008, we were to have repaid $150,000 in principal plus accrued interest to Sentra’s secured note-holders, of which $50,000 plus accrued interest was paid to one note-holder and the remaining $100,000 was extended to March 1, 2008, as well as pay $100,000 in principal to a director of the Company, unless she converts her loan into Series A Preferred. On or prior to March 31, 2008, $150,000 is owed to a note-holder. On or prior to October 31, 2008, we will owe $2,087,088 to our CEO’s wife. Furthermore, on or prior to November 1, 2008, we have to pay $1,500,000 plus accrued interest to a director of the Company. We also owe an aggregate of $100,000 plus accrued interest which is payable over the next 12 months. Accordingly, we do not have sufficient funds to pay our expenses for the next 12 months or to effectuate our plans with respect to our business operations, without raising or borrowing additional funds.

We will need to seek additional capital for the purpose of financing and operating our business. We expect to incur a minimum of approximately $17.8 million in expenses in order to effectuate our plans regarding our business, excluding the obligations described in the previous paragraph. We estimate that this will be comprised mostly of approximately $13.2 million towards cost of goods sold and approximately $.6 million towards interest expense. Additionally, approximately $4.0 million will be needed for general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. Over the next twelve months, we expect to hire employees for our sales, shipping and financial departments as needed. Accordingly, we will have to raise the funds to pay for these expenses. There can be no assurance that additional capital will be available to us. We have no specific plans, understandings or agreements with respect to any bank financing or capital raise, and we have given no contemplation with respect to the securities to be offered or any other issue with respect to any offering. We may seek to raise the required capital by other means. We will have to issue debt or equity or enter into a strategic arrangement with a third party. Other than discussed below, we currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

In an effort to meet some of the above obligations, the Company, through Karat Platinum, on January 30, 2008, issued a Secured Promissory Note to Continental Capital, LLC, in consideration for a $1,000,000 loan made to the Company. After the payment of fees and a prepayment of certain interest, the Company received net proceeds of $945,000. A portion of these proceeds, were used to repay certain short-term notes that became due.

Also, in January 2008, the Company sold 497 shares of Series A Convertible Preferred Stock to seven individuals for $497,000. A portion of these proceeds was used to pay back the loan made by a director of the Company in the amount of $100,000, which was due on January 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures about Market Risk:
The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates, commodity prices of platinum and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company also has not entered into financial instruments to manage and reduce the impact of changes in interest rates, commodity prices of platinum and foreign currency exchange rates, although we may enter into such transactions in the future.

Off-Balance Sheet Arrangements:
The Company has no off-balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no changes to our legal proceedings from what has been disclosed in out Current Report on Form 8K filed on December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously disclosed in the Company’s Current Report on Form 8-K dated December 31, 2007 and the sale of 497 shares of Series A Convertible Preferred Stock, discussed above, there have been no additional unregistered sales of equity securities during the quarter ended December 31, 2007.

The above described issuances were both in transactions not involving a public offering and were issued without registration in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTRA CONSULTING CORP.

Date: February 19, 2008	By:	/s/ David Neuberg
	Name:	David Neuberg
	Title:	Chief Executive Officer

	By:	/s/ Gary M. Jacobs
	Name:	Gary M. Jacobs
	Title:	Chief Financial Officer and Chief Operating Officer