Form 10-K
period 2008-03-31
Karat Platinum, Inc.
filed 2008-06-30
CIK 1385872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-52706
KARAT PLATINUM INC.
(Formerly Sentra Consulting Corp,)
(Exact name of registrant as specified in its charter)

Nevada	20-5297544
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

15 Hoover Street, Inwood New York	11096
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number (516) 592-5600

Securities registered under Section 12(b) of the Exchange Act:

Title Of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.  YES  ☐     NO  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  YES  ☐     NO  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑     NO  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐     No  ☑

On June 26, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $50,500,000 based upon the average of the highest and lowest bid quotations for such Common Stock as obtained from the Over The Counter Bulletin Board on that date.

Solely for the purpose of this calculation, shares held by directors and officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by registrant that such individuals are, in fact, affiliates of the registrant.

The number of shares outstanding on June 26, 2008 was 33,125,000 shares of Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I
ITEM 1.	Business...	.........4
ITEM 1A.	Risk Factors...	.........8
ITEM 1B.	Unresolved Staff Comments...,,,	.......16
ITEM 2.	Properties...,.	.......16
ITEM 3.	Legal Proceedings...,.......	.......16
ITEM 4.	Submission of Matters to a Vote of Security Holders...	......16
PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.....................................................................................................................	.......17
ITEM 6.	Selected Financial Data...	.......17
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.............................................................................................................................................................	.......17
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk...	.......23
ITEM 8.	Financial Statements and Supplementary Data...	.......23
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................................................................................................................................	.......23
ITEM 9A (T)	Controls and Procedures...	.......23
ITEM 9B.	Other Information...	.......24
PART III
Item 10	Directors, Executive Officers and Corporate Governance...	.......24
Item 11	Executive Compensation...	.......26
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.........................................................................................................................................	.......27
Item 13	Certain Relationships and Related Transactions, and Director Independence....................................................................................................................................................................................	.......28
Item 14	Principal Accounting Fees and Services...	.......29
PART IV
ITEM 15	Exibits, Financial Statement Schedules...	.......30
SIGNATURES

________________

We have registered the trademarks “KARAT PLATINUM; 14 KARAT PLATINUM AND 14 kt. pt.” in the U.S. and certain other countries.

PART I

Item 1.  Business

Note Regarding Forward Looking Information

This Current Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, acceptance in the marketplace of our products, payment of our outstanding obligations, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

Forward-looking information may be included in this Current Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by us. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Current Report on Form 10-K or in documents incorporated by reference in this Current Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Overview

On December 21, 2007, Sentra Consulting Corp. (“Sentra”) entered into an Exchange Agreement (the “Exchange Agreement”) with Karat Platinum LLC, a New York limited liability company (“Karat Platinum”), and the members of Karat Platinum (the “Karat Members”).  On April 17, 2008, Sentra changed its name to Karat Platinum, Inc. (the “Company”).

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

The Exchange is being accounted for as a reverse-merger, equivalent to a recapitalization, through the issuance of stock by Sentra for the net monetary assets and recapitalization of Karat Platinum for financial reporting purposes. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Exchange will be those of Karat Platinum and will be recorded at the historical cost basis of Karat Platinum, and the consolidated financial statements after completion of the Exchange will include the assets and liabilities of the Company and Karat Platinum and historical operations of Karat Platinum and operations of the Company from the closing date of the Exchange.  Stockholders’ deficit has been retroactively restated to reflect the exchange of shares for members’ interest.

The Company manufactures and sells platinum alloy (the “Alloy” or “585 Platinum”) and platinum jewelry at a price that it believes is lower than existing market prices for currently existing platinum jewelry. The Company has a total of 20 full time employees.

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

Supply of the Product

On January 13, 2004, Karat Platinum entered into a Cooperation and License Agreement, as amended on March 30, 2006 and July 2, 2007, with Allgemeine Gold - und Silberscheideanstalt AG, German corporation (“Agosi”) whereby the Company became the exclusive worldwide distributor and patent co-applicant for 585 Platinum in the jewelry industry. Pursuant to the agreement, Agosi exclusively produces and supplies 585 Alloy to us. Under the agreement, the Company is subject to minimum purchase requirements of platinum alloy per calendar year. If the minimum purchase obligations in any year is not met, we must pay liquidated damages in the amount of 50% of the applicable purchase price, as of December 30 of the corresponding year, of the shortfall. In 2006, we did not meet our minimum purchase requirements and we were obligated to pay liquidated damages of which Agosi agreed to accept the sum of approximately $28,000. The agreement was amended whereby the minimum purchase requirement was reduced to 750kg of the platinum alloy per year, through 2009. We did not meet our minimum purchase requirement for 2007, and therefore recorded a liquidated damage accrual of $250,000 in the three-month period ending December 31, 2007. On May 16, 2008, we entered into a letter agreement with Agosi establishing the final liquidating damage amount for 2007 in the amount of $31,600. Therefore, the accrual recorded at December 31, 2007 was adjusted at March 31, 2008 to reflect the final settlement. In addition, this letter agreement modified the minimum purchase requirement for 2009 to 1,000kg of our platinum alloy.  Our exclusive license agreement with Agosi will expire on January 13, 2009.

If Agosi cannot supply the Alloy in the required quantities, we are free to purchase the Alloy from another source, until such time as Agosi can resume supplying the Alloy. The Company has no contracts or agreements with any other suppliers for the purchase of platinum or the production of the Alloy.

The platinum used by Agosi for the manufacture of Alloy is purchased by us from several platinum suppliers. The platinum is purchased at the then prevailing market price and shipped by the supplier to Agosi’s facilities for processing into 585 Platinum. The Company has no contracts or agreements with any such platinum suppliers.

Following Agosi’s conversion of the fine platinum into Alloy, and depending upon our needs, Agosi supplies the Alloy in sheet, tube, wire or shot form, which is then shipped using common secured carriers to manufacturers for production of jewelry. Such manufacturers are based in Italy, Israel, Thailand, India, Canada and the United States. Any unused or scrap Alloy is returned by the manufacturer to Agosi for reprocessing. Payment of invoices to Agosi or the manufacturers are either cash before delivery or 30 day terms with some vendors. After the manufacturer has produced the final jewelry product, it is shipped to us for distribution and sale to our customers. Karat Platinum does not have any contracts or agreements with such manufacturers.

Marketing

As noted in the Platinum 2007 report issued by Johnson Matthey, purchases of platinum by the jewelry trade fell in 2006 for the fourth year in a row. Rising and volatile metal prices had a negative impact on the platinum jewelry market, cutting demand for new metal by 18% from previous year levels to 1.61 million ounces, the lowest figure for 14 years. As of June 26, 2008, platinum is selling for over $2,000 per ounce as per the London Fixed Prices PM closing price for platinum. Since the jewelry industry’s demand for platinum is highly price sensitive, our sales objectives incorporate the following three factors:

1.	Recapture a percentage of the platinum market demand lost because of the price increase,

2.	Capture a percentage of the existing platinum market, based on the alloy’s price and superior durability and design properties,

3.	Capture a percentage of the existing worldwide gold jewelry market.

We believe that platinum is the metal of choice of the jewelry industry, because it is a natural white, rare, durable, hypoallergenic metal that has more prestige than gold. The World Gold Council notes a shift in consumer trends from gold to platinum. The council attributes this to the rise of the white metal phenomenon, which was driven by fashion, and the dominance of platinum as the aspiration choice (IBIS World Industry Performance Study March 16, 2007).

We are designing, manufacturing and selling a full line of earrings, bracelets, pendants, rings and chains directly to retailers in the United States. We market our products directly to mass and mid-market retailers as well as distributors to independent jewelry stores and small chain stores. We have budgeted funds for marketing efforts and to educate consumers about the benefits of Karat Platinum and to build and establish the brand, Karat Platinum ™. In addition, it is our intention to participate with retailers in marketing, and engage in targeted efforts to increase market awareness. In addition, we plan to expand our presence on the internet.

 Intellectual Property

Patents

Karat Platinum and Agosi are parties to a Cooperation and License Agreement dated January 13, 2004, and subsequently amended, which extends to January 13, 2009, and which relates to the rights of Karat Platinum and Agosi to patent protection on the Alloy. Karat Platinum and Agosi have both indicated their intent to negotiate another agreement that extends beyond January 13, 2009, and which resolves conflicting interpretations of the parties’ rights under the Cooperation and License Agreement.

Karat Platinum and Agosi are seeking patent protection for an alloy composition of platinum combined with cobalt and copper and also seek to protect a method of preparing the alloys, and jewelry products made with the alloys. Karat Platinum and Agosi have filed patent applications on the Alloy. As such, a patent application was filed on February 4, 2004 under the Patent Cooperation Treaty (“PCT”) and a patent application was filed directly in the United States. Karat Platinum is the applicant in the United States and Agosi has retained certain rights in the U.S. Under the PCT, patent protection is being sought in Europe, Israel, Japan, and the Republic of South Africa, where Agosi is the applicant; and in Canada, India, Russia, China, Indonesia, Mexico, and Hong Kong, where Karat Platinum is the applicant and Agosi has retained certain rights in these applications. As of March 31, 2008, the U.S. patent application is still pending.

Agosi filed two additional PCT patent applications on August 4, 2005, each of which is directed to different alloy compositions and patent protection is being sought in various countries/regions. Rights between Karat Platinum and Agosi have not been resolved for either of these PCT patent applications.

 Trademarks

In August 2004, the Jewelers Vigilance Committee (“JVC”) filed a petition with the Trademark Trial and Appeal Board (“TTAB”) to cancel six of Karat Platinum’s registered trademarks. Karat Platinum partially opposed the JVC action and continues to challenge the cancellation of its U.S. registrations for the 14 KARAT PLATINUM and 14 KT. PT. marks.

In addition, on September 25, 2007, the JVC filed a notice of opposition to Karat Platinum’s application to federally register the KARAT PLATINUM mark. On November 6, 2007, Karat Platinum filed an answer to this notice of opposition.  The JVC moved to consolidate the opposition to the KARAT PLATINUM mark into the pending cancellation proceeding, and the TTAB granted that motion on November 28, 2007.  The discovery period for this consolidated proceeding currently is scheduled to end on August 5, 2008.  As of June 26, 2008, no further proceedings have yet taken place.

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

To the best of our knowledge, other refiners have tried to create a 585 platinum alloy containing non-platinum group metals but have not been successful. A most significant point in this regard is that, scientifically, there are only certain elements that can mix with platinum to make alloy, the least expensive of which are copper and cobalt. Since we already have a pending patent application on a process incorporating those elements, if the patent issues, it may be difficult for anyone to produce an alloy that can compete with our costs.

Government Regulation

We have been advised by the Federal Trade Commission (“FTC”) that we may label jewelry made with our Alloy as "Platinum," provided that we clearly and conspicuously disclose the percentage of our product's non-platinum group metal components. We believe we are in compliance with all applicable FTC rules and regulations.

The FTC recently issued proposed revisions to the Guides for the Jewelry, Precious Metals and Pewter Industries that would codify guidance on how to use the word platinum when describing an alloy of at least 500 parts per thousand (“ppt”) platinum and base metals.  The FTC proposes that a company disclose the product’s full composition by name and the percentage of each metal. In addition, the proposal states that companies should describe any differences in such a product's attributes as compared with traditional products containing at least 850 ppt. The FTC has requested that interested parties comment on this proposal by August 25th. We believe that the FTC's proposal is favorable to the Company, and intend to submit a comment to the FTC discussing their specific proposal.

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

Item 1A.  Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlights some of these factors that have affected, or may affect, our operations.

RISK FACTORS
An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this prospectus before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Risk Factors Relating to Our Company

1.	Our independent registered public accounting firm's report expresses substantial doubt about our ability to continue as a "going concern", and you may lose your entire investment in our Company.

As of March 31, 2008, we had an accumulated deficit of $7,695,387 and have never been profitable. Our ability to achieve profitability in the future depends in part on the rate of growth of our target markets, the acceptance of our products, the competitive position of our products, our ability to obtain new customers, and our ability to manage expenses. If we continue incurring losses and fail to achieve profitability, we may have to cease our operations and you may lose your entire investment.

Our financial condition raises substantial doubt that we will be able to operate as a "going concern", and our auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements. These financial statements do not include any adjustments that might result from the uncertainty as to whether we will achieve status as a "going concern". Our ability to achieve status as a "going concern" is dependent upon our generating cash flow sufficient to fund operations and to pay our debt obligations. Our business plans may not be successful in addressing these issues. If we cannot achieve status as a "going concern", you may lose your entire investment in our Company.

2.	During the next twelve months, we will be required to repay approximately $5,287,088 to our note-holders. We presently do not have the funds necessary to meet these obligations.

Over the next twelve months, we will be required to repay approximately $5,287,088 to our note-holders, not including accrued interest. We do not have sufficient funds to repay this debt. Furthermore, several of the note-holders of the Company are holding a lien and first priority security interest in our inventory. Accordingly, if we are unable to raise the required capital to meet our obligations, such secured note-holders can foreclose on our inventory and force us to file for bankruptcy protection. We currently do not have any arrangements or agreements to raise the required capital to pay these debts.

3.	We may not be able to compete effectively in our industry, which will have a negative affect on our ability to generate revenues. Consequently, you may lose your entire investment.

The manufacture and distribution of jewelry is a highly competitive industry. While we believe that our platinum alloy technology provides us with a competitive edge in the platinum jewelry market, we continue to compete with major domestic and international companies in the jewelry market in general. Many of these competitors have significantly greater financial, technical, marketing and human resources than we have. There can be no assurance that other jewelry manufacturers will not develop low-cost, high-volume platinum jewelry production capabilities, better processes or technologies or develop other competitive advantages over us, thereby providing greater competition for us and materially affect our business prospects.

4.	Our lack of business diversification could have a negative impact on our financial performance if we do not generate revenue from our products or such revenues decrease.

We expect that our business will consist solely of the sale of our platinum alloy and platinum jewelry made from our platinum alloy. We currently have no other planned lines of business or other sources of revenue. Our platinum alloy production technology is subject to a five year lisence agreement with Agosi.  If the license is not renewed upon expiration or the license should termninate for any reason prior to expiration, we would lose our exclusitivity to sell platinum alloy jewlery.  Our lack of business diversification could cause us to be unable to generate revenues since we do not have any other lines of business or alternative revenue sources other than the sale of our platinum alloy and platinum jewelry products.

5.	We depend solely on our relationship with Agosi to convert pure platinum into our platinum alloy.

We entered into a Cooperation and License Agreement with Allgemeine Gold -und Silberscheideanstalt AG ("Agosi"). It is solely as a result of this agreement that we became the exclusive worldwide distributor and patent co-applicant for platinum alloy. Our ability to produce platinum alloy jewelry is dependent exclusively upon our agreement and relationship with Agosi. Accordingly, any adverse changes to our relationship with Agosi, or if Agosi discontinues operations, or fails to provide our platinum alloy requirements would adversely affect our results of operations. We have no contingent contracts or agreements in place to manufacture and supply our platinum alloy.

6.
Our agreement with Agosi imposes minimum purchase requirements of the platinum alloy. In the event we fail to purchase its minimum obligation in any year, we will be required to pay liquidated damages.

Pursuant to the Cooperation and License Agreement with Agosi, we are subject to minimum purchase requirements of platinum alloy per year. In calendar years 2006 and 2007, we did not meet our minimum purchase requirements. If we fail to purchase our minimum obligations in any given year, we would be required to pay liquidated damages in the amount of 50% of the applicable purchase price we would have paid to Agosi for the quantity of alloy we did not purchase. Although the amount of damages can not be ascertained, the payment of any liquidated damages to Agosi would have a material adverse effect of our income. For the 2007 period, we paid liquidating damages of $31,600 for not meeting our minimum requirements for that period.

7.	We have no written agreements with any of our suppliers of pure platinum or with any of our jewelry manufacturers.

We obtain our supply of pure platinum through open market transactions with such suppliers. As such, we cannot provide any assurances that any supplier will supply or deliver in a timely manner the pure platinum we require for conversion into platinum alloy. Further, we have no written agreements upon which we can rely upon to enforce the continued supply and delivery of pure platinum by these suppliers.

Similarly, we rely entirely on verbal agreements with manufacturers of our platinum alloy jewelry. As such, we cannot provide any assurances that any such manufacturer will perform under the terms of our verbal agreements, or provide the quality, quantity and supply of the platinum jewelry products we sell.

8.	The availability and cost of precious metals and semi-precious metals could have a material adverse effect on our results of operations and financial condition.

The jewelry industry in general is affected by fluctuations in the prices of precious metals and semi-precious metals. The availability and prices of platinum may be influenced by the platinum mines, political instability in exporting countries and inflation. Shortages of these materials or sharp changes in their prices could have a material adverse effect on our results of operations or financial condition.

Our platinum alloy is made from 58.5% platinum and 41.5% cobalt and copper which we obtain from Agosi. Increases in the market price of the platinum, cobalt and copper we use would increase our costs and adversely affect our operating results. Conversely, decreases in the market price of platinum used to manufacture jewelry could require us to reduce the carrying value of the platinum owned by us, which could be substantial, in the period in which the change in market value occurs. We do not engage in hedging transactions to protect against this potential risk.

Prices for our products generally are determined by reference to the current market price of platinum. Consequently, our sales could be affected by significant increases, decreases, or volatility in the price of platinum. There can be no assurance, if the price of platinum were to move substantially above or substantially below current price levels and remain as such for a prolonged period of time, that such increase or decrease would not have an adverse effect on our results of operations. In addition, our results of operations may be adversely affected during periods of extreme volatility in the price of platinum since many customers may elect to defer purchases until the price of platinum has become relatively stable.

9.	The change in the exchange rate between the United States dollar and foreign currencies is volatile and may negatively impact our costs which could adversely affect our operating results.

Since Agosi, our pure platinum suppliers, and several of our jewelry manufacturers are located throughout the world, we expect to incur a certain amount of our costs for our products in foreign currencies which are settled in United States dollars. As a result, fluctuations in foreign currency exchange rates may adversely affect our cost and results of operations. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results.

10.	We currently do not have the funds required to effect our marketing plan.

Our business strategy is designed to expand sales of our platinum alloy jewelry in the United States by taking advantage of our manufacturing process and promoting our jewelry designs. Our ability to implement our plans will depend primarily on the ability to expand our penetration in the United States and develop and implement a marketing strategy plan. There is no certainty, assuming we could develop and implement a marketing strategy plan and ultimately establish additional merchandising relationships in the United States, when such events might occur or to what extent. We currently do not have the funds required to effect any such marketing plan. If we fail to obtain the required funds to implement our marketing plan, we may not be able to expand our customer base and generate revenues.

11.
Our U.S. patent application is pending and may never be approved. In the event the U.S. application is rejected, our platinum alloy technology may be exposed to competitors attempting to use such technology and competing with us.

A patent application was filed in the United States on the Alloy. This application is pending. There can be no assurance that our platinum alloy would qualify for patent protection, or to the extent of the enforceability of any patent that might be granted. In the event the U.S. application is rejected or the patent that might be granted has a narrow scope of protection, our platinum alloy technology may be exposed to competitors attempting to use such technology to compete with us. The ability of others to build upon our platinum alloy process and develop similar, if not better applications to our platinum alloy conversion process, could have an adverse competitive impact on our sales. Additionally, Agosi retains certain rights in the United States.

12.	Currently there are several petitions pending against us by the Jewelers Vigilance Committee to cancel our registered trademarks and our applications for registration of our trademarks.

In August 2004, the Jewelers Vigilance Committee (“JVC”) filed a petition with the Trademark Trial and Appeal Board (“TTAB”) to cancel six of Karat Platinum’s registered trademarks. Karat Platinum partially opposed the JVC action and continues to challenge the cancellation of its U.S. registrations for the 14 KARAT PLATINUM and 14 KT. PT. marks.

In addition, on September 25, 2007, the JVC filed a notice of opposition to Karat Platinum’s application to federally register the KARAT PLATINUM mark. On November 6, 2007, Karat Platinum filed an answer to this notice of opposition.  The JVC moved to consolidate the opposition to the KARAT PLATINUM mark into the pending cancellation proceeding, and the  TTAB granted that motion on November 28, 2007.  The discovery period for this consolidated proceeding currently is scheduled to end on August 5, 2008.  As of June 26, 2008, no further proceedings have yet taken place.

13.
Defending against intellectual property infringement or other claims could be expensive and disruptive to our business. If we are found to infringe the proprietary rights of others, we could be required to redesign our products, pay royalties or enter into license agreements with third parties.

In the industry in which we operate, there is frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of participants in the Company's market increases and the number of patents and other intellectual property registrations increase, the possibility of intellectual property claims against us grows. The Company cannot assure you that a third party would not in the future assert that our platinum alloy production technology, or the manner in which it operates the business, violates a third party's intellectual property rights. From time to time, in the ordinary course of business, the Company may become subject to legal proceedings and claims relating to the intellectual property rights of others, and it expects that third parties may assert intellectual property claims against the Company. Any claims, whether with or without merit, could:

•	be expensive and time consuming to defend;
•	prevent the Company from operating its business, in whole or in part;
•	cause the Company to cease developing, licensing or using all or any part of its platinum alloy production technology that incorporate the challenged intellectual property;
•	require the Company to redesign its products or services, which may not be feasible;
•	result in significant monetary liability;
•	divert management's attention and resources; and
•	Require the Company to pay royalties or enter into licensing agreements in order to obtain the right to use necessary technologies, which may not be possible on commercially reasonable terms.

The Company cannot assure you that third parties would not assert infringement claims against it in the future with respect to the platinum alloy or any of its other current or future products or that any such assertion would not require the Company to cease providing such products, try to redesign its products, enter into royalty arrangements, if available, or litigation that could be costly. Any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

14.
Our agreement with Agosi regarding our exclusive license for the platinum alloy production will expire on January 13, 2009. In the event this agreement is not renewed, we may lose our exclusivity to sell our platinum alloy jewelry.

The Company's platinum alloy production technology is subject to a 5-year license agreement with Agosi. Under the terms of this license, we have the exclusive worldwide ability to produce and sell jewelry for a 5-year period ending on January 13, 2009. If this license is not renewed upon expiration, or if this license should terminate for any reason prior to its expiration, we would lose our exclusivity to sell our platinum alloy jewelry products which would have a material adverse effect on our business and results of operations.

15.	We have a history of losses and expect losses in the future.

For the fiscal year ended March 31, 2008, we incurred a net loss from continuing operations of $4,236,346. We are expecting losses over the next twelve months because we do not yet have revenues sufficient to offset the expenses associated with the development and the marketing of our business. We cannot guarantee that we will ever be successful in generating adequate revenues in the future. We recognize that if we are unable to generate adequate revenues, we will not be able to earn profits or continue operations. There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate sufficient operating revenues or ever achieve profitable operations.

16.	A significant portion of our sales depend upon purchases by a limited number of our customers.

For the fiscal year ending March 31, 2008, two customers accounted for approximately 42.8% and 16.6% of our sales. Adverse changes in any of these relationships, a significant reduction in their orders, or the inability to enter into relationships with new customers, would negatively impact our operating results. In addition, at this point we have only a limited number of customers, and our inability to secure new customers would negatively impact our operating results. We have no written agreements with any such major customers, and our arrangements may not remain in effect on current or similar terms and the net impact of future pricing options may adversely impact our revenue.

17.	Fluctuations in our quarterly and annual operating results may affect our stock price.

We may experience significant fluctuations in our future quarterly and annual operating results due to a variety of factors, may of which are outside our control. Factors that may adversely affect our quarterly operating results include: our ability to attract and retain new customers, our ability to efficiently meet the design and production requirements of our customers, market prices of the supply of the materials used to produce out platinum alloy, and market acceptance of our jewelry products. Further factors impacting the success of our operations are increases in expenses associated with continued sales growth, our ability to control costs, management's ability to evaluate the public's taste and new orders to target satisfactory profit margins, our capacity to develop and manage the introduction of new designed products, and competition. Quality control is also essential to our operations, since customers demand compliance with design and product specifications and consistency of production. There can be no assurance that the revenue growth will be sustained on a quarterly or annual basis.

In addition, retail sales of jewelry are greater in the fourth quarter of the calendar year which includes the holiday selling season. It has been management's experience that our and our customers' purchases are seasonally sensitive causing a significant portion of our sales to be concentrated in the fall in anticipation of the holiday season.

18.           The sale of our jewelry is dependent upon a strong economy.

Retail jewelry sales are sensitive to fluctuations in the economic cycle. Unfavorable general economic conditions have an adverse effect on consumer spending, and therefore on our business. There can be no assurance that unfavorable general economic conditions or a downturn in consumer confidence could in the future have an adverse effect on consumer spending preferences and, therefore, on our business.

19.	If we are unable to obtain additional funding, our business operations will be adversely affected.

We will require funds to operate our business, develop, and effectuate a marketing program and address all the necessary infrastructure, technological and sales concerns. We anticipate, based on our budget,  that we will incur a minimum of $14,200,000 in expenses in order to fund our continued operations over the next twelve months, not including amounts owed under our current debt obligations. These expenses are anticipated to include costs of product sold, general office, marketing, development related expenses and hiring employees. Such funds may come from the sale of equity and/or debt securities and/or loans. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

20.
The Company's management group owns or controls a significant number of the outstanding shares of its Common Stock and will continue to have significant ownership of its voting securities for the foreseeable future.

The Company's management owns approximately 68% of the Company's issued and outstanding shares of common stock (assuming the conversion of the debt held by one of our Directors into Series B Convertible Preferred stock and the subsequent conversion of the preferred stock to common stock). As a result, these persons will have the ability, acting as a group, to effectively control the Company's affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions. This concentration of ownership may affect the following:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or bylaws;
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us; and
•	approval of significant corporate transactions.

21.
We are heavily dependent upon the services of our current management including David Neuberg and Howard Slochowsky. The loss of either of these individuals, upon whose relationships, knowledge, leadership and technical expertise we rely, would harm our ability to execute our business plan.

We are dependent on the continued contributions of our current management, specifically, David Neuberg, Chief Executive Officer and President and Howard Slochowsky, our Senior Vice President of Operations, whose relationships, knowledge, leadership and experience in the jewelry industry would be difficult to replace. We have no key-man life insurance on either of these individuals. Our success is also heavily dependent on our ability to retain and attract experienced agents and sales professionals to market and sell our jewelry products. If we were to lose our current management, our ability to execute our business plan would be harmed and we would possibly be forced to cease operations until such time as we could hire suitable replacements.

22.	Because we do not have an audit or compensation committee, shareholders will have to rely on our directors, who are not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

23.
If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2009. Our independent registered public accounting firm annually is required to attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2010. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Risks Relating To Our Common Shares

24.	We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, of which 46,209,000 shares are issued and outstanding, assuming all outstanding warrants and preferred stock have been converted into common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

25.
Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks
.
The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

26.	There is currently a limited trading market for our securities and as a result, purchasers of our securities may have difficulty selling their shares.

There is currently a limited public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason an active trading market does not develop or our shares are delisted from the Over The Counter Bulletin Board, purchasers of the shares may have difficulty selling their common stock should they desire to do so.

27.	Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

28.	We may issue additional shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of "blank check" preferred stock of which 3,000 shares have been designated as Series A Convertible Preferred Stock and 1,500 shares have been designated as

Series B Convertible Preferred Stock.  Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of the remaining 9,995,500 preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

In addition, the holders of shares of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock have anti-dilution protection and pre-emptive rights. The conversion price of the Series A Preferred and Series B Preferred shares will be lowered upon the Company's designation of a new class of preferred stock with a price lower than the current preferred shares.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The lease for our principal office in Inwood, New York is for 12,000 square feet with an annual base rent of $240,000 and expires on January 31, 2009.  The Company has one 12-month renewal option at the expiration of the initial term of the lease.

Item 3.  Legal Proceedings

In August 2004, the Jewelers Vigilance Committee (“JVC”) filed a petition with the Trademark Trial and Appeal Board (“TTAB”) to cancel six of Karat Platinum’s registered trademarks. Karat Platinum partially opposed the JVC action and continues to challenge the cancellation of its U.S. registrations for the 14 KARAT PLATINUM and 14 KT. PT. marks.

In addition, on September 25, 2007, the JVC filed a notice of opposition to Karat Platinum’s application to federally register the KARAT PLATINUM mark. On November 6, 2007, Karat Platinum filed an answer to this notice of opposition.  The JVC moved to consolidate the opposition to the KARAT PLATINUM mark into the pending cancellation proceeding, and the TTAB granted that motion on November 28, 2007.  The discovery period for this consolidated proceeding currently is scheduled to end on August 5, 2008.  As of June 26, 2008, no further proceedings have yet taken place.

Other than as described above, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.  Submission of Matters to A Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of fiscal year March 31, 2008.  Reference is hereby made to the Infromation Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 12, 2008.  On Friday 20, 2008, the Company received a wrtten consent from certain principal shareholders of the Company - (identified in section entitled "Voting Securities and Principal Holders Thereof") adopting a resolution to ament the Company's Articles of Incorporation to change the name of the company to "Karat Platinum Inc."

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information  A registrant that qualifies as a smaller reporting company is not required to provide the Performance graph required in paragraph (e) of Item 201.

Our common stock is on the Over The Counter Bulletin Board under the symbol “KRAT.OB.” The following table sets forth, for the period indicated, the highest and lowest bid quotations for the common stock, as reported by the Over The Counter Bulletin Board. Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal year ended March 31, 2008:
	High	Low
March 31, 2008	$4.60	$3.00
December 31, 2007	$4.60	$1.45
September 30, 2007	$1.45	$1.05
June 30, 2007	n/a	n/a

Issuer’s Repurchase of Equity Securities

On February 5, 2007, Sentra issued 50,000 shares to Island Stock Transfer with a provision for the Company to purchase these shares through May 31, 2008.  The Company exercised its option to purchase these shares at a purchase price of $0.30 per share which shares were immediately retired.

Holders

The closing bid price of our common stock on June 26, 2008 was $4.00. On June 26, 2008, we had approximately 96 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors that our board of directors deems relevant.

Item 6.  Selected Financial Data A registrant that qualifies as a smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included in this annual report. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. See “Note Regarding Forward-Looking Information.” Our actual results could differ materially from those indicated in these forward-looking statements as a result of various factors, as more fully discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors.”

Overview

On December 21, 2007, Sentra Consulting Corp. entered into an Exchange Agreement  with Karat Platinum LLC, a New York limited liability company, and the members of Karat Platinum.  On April 17, 2008, Sentra changed its name to Karat Platinum, Inc.

Pursuant to the terms of the Exchange Agreement, Sentra acquired 100% of the membership interests of Karat Platinum by purchasing from the Karat Members all of their respective membership interests in Karat Platinum. In consideration therefore, Sentra issued to the Karat Members an aggregate of 30,000,000 shares of Sentra's common stock, representing 90.43% of the issued and outstanding stock of Sentra. As a result of the transactions contemplated by the Exchange Agreement (hereinafter referred to as the “Exchange”), Karat Platinum became a wholly-owned subsidiary of the Company. Prior to the Exchange, Sentra was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange of 1934, as amended (the “Exchange Act”)).

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

The Exchange is being accounted for as a reverse merger, equivalent to a recapitalization, through the issuance of stock by Sentra for the net monetary assets and recapitalization of Karat Platinum for financial reporting purposes. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Exchange will be those of Karat Platinum and will be recorded at the historical cost basis of Karat Platinum, and the consolidated financial statements after completion of the Exchange will include the assets and liabilities of the Company and Karat Platinum and historical operations of Karat Platinum and operations of the Company from the closing date of the Exchange.  Stockholders’ deficiency has been retroactively restated to reflect the exchange of shares for members’ interest.

The Company manufactures and sells platinum alloy (the “Alloy” or “585 Platinum”) and platinum jewelry at a price that it believes is lower than existing market prices for currently existing platinum jewelry. We have a total of 20 full time employees.

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

2.
The Alloy has a lower density than 85-95% platinum, resulting in greater expansive properties. It therefore reduces the quantity of raw material content needed, thus further reducing the cost for platinum content.

3.           585 Platinum is more durable and workable than traditional alloys.

Marketing

As noted in the Platinum 2007 report issued by Johnson Matthey, purchases of platinum by the jewelry trade fell in 2006 for the fourth year in a row. Rising and volatile metal prices had a negative impact on the platinum jewelry market, cutting demand for new metal by 18% from previous year levels to 1.61 million ounces, the lowest figure for 14 years. As of June 26, 2008, platinum is selling for over $2,000 per ounce as per the London Fixed Prices PM closing price for platinum. Since the jewelry industry’s demand for platinum is highly price sensitive, our sales objectives incorporate the following three factors:

1.	Recapture a percentage of the platinum market demand lost because of the price increase,

2.	Capture a percentage of the existing platinum market, based on the alloy’s price and superior durability and design properties,

3.	Capture a percentage of the existing worldwide gold jewelry market.

We believe that platinum is the metal of choice of the jewelry industry, because it is a natural white, rare, durable, hypoallergenic metal that has more prestige than gold. The World Gold Council notes a shift in consumer trends from gold to platinum. The council attributes this to the rise of the white metal phenomenon, which was driven by fashion, and the dominance of platinum as the aspiration choice (IBIS World Industry Performance Study March 16, 2007).

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

Competition

Our Alloy competes with other precious metals that compete for the jewelry consumers’ dollars. These include, primarily, 950 platinum, 850 platinum, palladium and gold. Although a platinum alloy consisting of 50% platinum and 50% palladium has been introduced to the market under the name Royal Platinum, based upon current market prices of platinum, we believe that since it requires other precious metals to produce, the Royal Platinum alloy is 19% more expensive than our 585 Platinum alloy.

If we obtain financing, we will utilize our marketing budget to support our direct sales efforts as well as to publicize the availability of 585 Platinum. We recently hired an outside public relations firm to assist in the development and implementation of a marketing plan.

To the best of our knowledge, other refiners have tried to create a 585 alloy containing non-platinum group metals but have not been successful. A most significant point in this regard is that, scientifically, there are only certain elements that can mix with platinum to make alloy, the least expensive of which are copper and cobalt. Since we already have a pending patent application on a process incorporating those elements, if the patent issues, it may be difficult for anyone to produce an alloy that can compete with our costs.

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

Twelve months ended March 31, 2008 compared with twelve months ended March 31, 2007

Revenues.  Net revenues decreased to $294,819 for 2008 compared to $634,095 for 2007. The decrease in revenues is primarily due to one significant sale of scrap platinum alloy in the 2007 period for approximately $421,300, which did not occur in the 2008 period. Without that scrap sales, revenue increased slightly due to some new customers during the 2008 period. During the twelve months ended March 31, 2008, the top six customers accounted for approximately 82% of revenues, while for the year ended March 31, 2007, the top three customers accounted for 97% of revenues.

Gross margin.  Negative gross margin increased to ($354,794) for 2008 compared to ($149,451) for 2007. The increase in negative margin is primarily due to the increase of certain fixed costs and expenses incurred during the 2008 period. In addition, cost of goods sold in 2008 was impacted by the rising price of platinum.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased to $2,648,557 for 2008 compared to $885,171 for 2007. The increase was a result of the increase in the operations of the business during the 2008 period. In the 2007 period, the Company’s operating activity was minimal through January 2007 and as such, operating costs were minimal as well. The primary expenses incurred during the 2008 period consist of salaries and related costs (including benefits) of $1,531,648; professional fees of $454,321; advertising and trade shows of $149,853; travel and entertainment costs of $134,422 and operating expenses of $112,176.

Loss from continuing operations before interest expense and income taxes.  Loss from continuing operations before interest expense and income taxes increased to ($3,003,351) for 2008 compared to ($1,034,622) for 2007. The increase in loss from continuing operations before interest expense and income taxes for 2008 was primarily the result of higher selling, general and administrative costs and the lower gross margin, as explained above.

Interest expense.  Interest expense increased to $1,232,995 for 2008 compared to $145,804 for 2007. The increase was due to higher borrowings coupled with higher interest rates paid for those borrowings in order to support the working capital needs as a result of the increase in the business operations, and to purchase inventory. In the 2008 period, interest expense included $550,893 related to the accretion of the discount on two convertible notes with beneficial conversion features.

Loss from continuing operations before income taxes.  Loss from continuing operations before income taxes increased to a loss of ($4,236,346) for 2008 compared to a loss of ($1,154,426) for 2007. The increase was primarily the result of higher selling, general and administrative costs and the lower gross margin, as explained above.

Provision for income taxes.  We did not recognize any tax benefit due to the ongoing losses of the business.

Loss from operations deconsolidated on December 21, 2007 of 15 Hoover Street.  Loss from operations deconsolidated on December 21, 2007 of 15 Hoover Street of ($137,446) in 2008 relates to the losses of 15 Hoover Street LLC, a variable interest entity that was deconsolidated on December 21, 2007.

Net loss attributable to common shareholders. Net loss attributable to common shareholders increased to ($4,870,792) for 2008 compared to net loss of ($1,154,426) for 2007 as a result of higher selling, general and administrative costs and the lower gross margin, as explained above.

Liquidity and Capital Resources

The consolidated financial statements contained herein have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to the consolidated financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited balance sheets included in this Form 10-K, contain additional note disclosures describing the circumstances that lead to this disclosure.

We finance our operations and growth primarily with cash flows generated from borrowings and operations. Net cash used in operating activities for 2008 was $4,240,651 as compared to $2,004,463 for 2007. The 2008 operating cash flows were negatively impacted as a result of the net loss for the period, as explained above, a significant increase in inventory to support future revenues, partially offset by a decrease in accounts receivable and higher accounts payables. Net cash used in investing activities for 2008 was $139,826 as compared to $116,496 for 2007. The 2008 period reflects the impacted of the merger with Sentra Consulting Corp., and the deconsolidation of Hoover. Other than those items discussed for investing activities, our operations and business model are not capital intensive at this moment. Net cash provided by financing activities was $4,298,881 during 2008, principally due to new borrowings under short-term notes payable, as compared to $2,416,534 during 2007, principally due to borrowings from a shareholder and an affiliate.

As of March 31, 2008, the Company had cash on hand of $236,872. On or prior to July 31, 2008, we have to repay $1,100,000 in principal to two secured note-holders. Between August 29, 2008 and September 3, 2008, we have to repay $500,000 in principal to two additional note-holders. On or prior to October 31, 2008, we will owe $2,087,088 to our CEO’s wife. Furthermore, on or prior to November 1, 2008, we have to pay $1,500,000 plus accrued interest to a director of the Company. We also owe an aggregate of $100,000 plus accrued interest which is payable over the next 12 months. Accordingly, we do not have sufficient funds to pay our expenses for the next 12 months or to effectuate our plans with respect to our business operations, without raising or borrowing additional funds.

We will need to seek additional capital for the purpose of financing and operating our business. We expect to incur a minimum of approximately $14.2 million in expenses in order to effectuate our plans regarding our business, excluding the obligations described in the previous paragraph. We estimate that this will be comprised mostly of approximately $11.1 million towards cost of goods sold and approximately $.4 million towards interest expense. Additionally, approximately $2.7 million will be needed for general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. Over the next twelve months, we expect to hire employees for our sales, shipping and financial departments as needed. Accordingly, we will have to raise the funds to pay for these expenses. There can be no assurance that additional capital will be available to us. We have no specific plans, understandings or agreements with respect to any bank financing or capital raise, and we have given no contemplation with respect to the securities to be offered or any other issue with respect to any offering. We may seek to raise the required capital by other means. We will have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet obligations nor guarantees and has not historically used special purpose entities for any transactions.

Critical Accounting Policies

Estimates: Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies, however it is likely that materially different amounts would be reported under different conditions or using different assumptions that we have consistently applied. We believe our critical accounting policies are as follows, including our methodology for estimates made and assumptions used.

Revenue Recognition Policy.  Sales are recorded when the earnings process is complete, which occurs when products are shipped in accordance with the terms of agreements, title and risk transfer to customers, collection is probable and pricing is fixed or determinable. Revenues are not recognized unless collectibility is reasonably assured.

Trade Receivables.  We perform ongoing credit evaluations on existing and new customers. We apply reserves for delinquent or uncollectible trade receivables based on specific identification methodology. Credit losses have been within our estimates.

Deferred Taxes.  Deferred taxes are determined, based on the temporary differences between the financial statement and tax bases of assets and liabilities, as well as the future benefit of any net operating loss carryforward, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

Inventory.  Our inventory is valued at the lower of cost (determined by the first-in, first-out method or “FIFO”) or market. Inventory costs include materials, labor, inbound freight and receiving costs.

Valuation of Patents.  We periodically evaluate patents for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions and legal factors. Future events could cause us to conclude that impairment indicators exist and that the net book value of patents is impaired. Any resulting impairment loss could have a material adverse impact on our consolidated financial condition and results of operations.

Contingencies and Litigation.  We evaluate contingent liabilities including threatened or pending litigation in accordance with FASB No. 5, “Accounting for Contingencies,” and record accruals when the outcome of these matters is deemed probable and the liability can be reasonably estimated. We make these assessments based on the facts and circumstances and in some instances based, in part, on the advice of outside legal counsel.

Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning April 1, 2008. Management will evaluate SFAS 157 to determine its impact, if any, on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management will evaluate the impact of SFAS 159, if any, on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (“SFAS 141”). SFAS 141 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141 also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. SFAS 141 applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 141 will have on the accounting for future acquisitions and its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The presentation provisions of SFAS 160 are to be applied retrospectively, and SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements

Please see page F-1 through F-18.

Item 9.  Changes in and Disagreements with Accountants on Accounting

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.  Although the Registrant has been a pubic company since March 2007, the Registrant is considered a newly public company because of a reverse merger with Karat Platinum in December 2007.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers

Executive Officers and Directors

Set forth below is information concerning our executive officers, the members of our board of directors and other significant employees.

Name	Age	Position(s)
Phillip Septimus	33	Director, Chairman of the Board and Secretary
David Neuberg	56	Director, Chief Executive Officer and President
Gary M. Jacobs	51	Chief Financial Officer and Chief Operating Officer
Howard Slochowsky	48	Director, Senior Vice President of Operations
Bonnie Septimus	58	Director

Philip Septimus is our Secretary and Chairman of the Board. Previously, he had been our President and Director of Sentra Consulting Corp. since its inception, July 6, 2006. Since April 2006, Mr. Septimus has been employed as a real estate manager with Mass Construction Inc. From January 2005 until December 2005, he was an account executive at Sandgrain Securities. From June 2003 until the present, Mr. Septimus has been self-employed as an insurance broker. From January 2002 until December 2003, he was employed as an equity trader with Chandler Consortium. From January 2000 until February 2002, he was employed as an equity trader with Madison Trading.

David Neuberg is a Director and our Chief Executive Officer and President. He was the founder of Karat Platinum LLC, and had been its President and Chief Executive Officer since its inception on March 5, 2003. In March, 1986, Mr. Neuberg co-founded Gold Force International, LTD, a manufacturer, designer, and marketer of gold, silver and pearl jewelry to some of the major retail chain stores, and was its President and Chief Executive Officer until Gold Force was sold in September 2006. Mr. Neuberg graduated from Sh’or Yoshuv Institute with a degree in Talmudic Law.

Gary M. Jacobs is our Chief Financial Officer, Chief Operating Officer and Treasurer. He had been Karat Platinum LLC’s Chief Financial Officer and Chief Operating Officer since May 2005. Between July, 2003 and May 2005, Mr. Jacobs was President of The Innovative Companies, a supplier, fabricator and installer of natural and man-made stone products. Before joining The Innovative Companies, between September 1998 and February 2003, Mr. Jacobs was Executive Vice President-Operations and Secretary of The Hain Celestial Group, Inc., a NASDAQ listed company which manufactures, markets and distributes natural, specialty, organic and snack food products. During his time at Hain, Mr. Jacobs also served as Executive Vice President-Finance/Chief Financial Officer, Secretary, and Treasurer. Between August 1992 and August 1998, Mr. Jacobs was Chief Financial Officer of Graham Field Health Products, Inc., a leading manufacturer and distributor of healthcare products. After graduating from Adelphi University in May 1979, Mr. Jacobs spent 13 years, as a Senior Manager, with the accounting firm of Ernst & Young LLP. Mr. Jacobs currently is a Board Member of Surge Components, Inc.

Howard Slochowsky is a Director and our Senior Vice President of Operations. He had been the Senior Vice President of Operations of Karat Platinum LLC since its inception on March 5, 2003. In addition, Mr. Slochowsky was a co-founder and Vice President of Gold Force International, LTD., from March, 1986 until its sale in September 2006. Between 1978, and March 1986, Howard Slochowsky held several positions at Goldheart International, LTD, a manufacturer, designer, and manufacturer of gold jewelry, including positions in sales, shipping, purchasing and returns.

Bonnie Septimus is a Director. Previously, she had been Treasurer, Secretary, and Director of Sentra Consulting Corp. since its inception, July 6, 2006. Since November 2000, Ms. Septimus has been a principal and manager of Hirth Real Estate.

Effective June 30, 2008, Gary M. Jacobs will resign from his positions as Chief Financial Officer, Chief Operating Officer and Treasurer of the Company.  On such date, Mr. Jacobs will become a member of Board of Directors of the Company, to serve until his successor is elected and appointed.  The Board of Directors also appointed Jodi Waterman as the Company’s Vice President of Finance for the unexpired term created by Mr. Jacobs’ resignation.

Jodi Waterman will become our Vice President of Finance effective July 1, 2008. She has been Karat Platinum LLC’s Controller since September 2006. From September 2005 to September 2006, Ms. Waterman was the Controller of Gold Force International, a jewelry wholesale distributor.  Between May 2004 and August 2005, Ms. Waterman was the Controller of Innovative Stone, a supplier, fabricator and installer of natural and man-made stone products. Before joining Innovative, between December 1996 and May 2004, Ms. Waterman was the Accounting Manager, and subsequently Controller/Treasurer of Photocircuits, Inc., a manufacturer of printed circuit boards for the automotive industry.  Ms. Waterman had previously held positions with Barnes and Noble and Avon Products, Inc. After graduating from Binghamton University in May 1984, Ms Waterman spent three years with the accounting firm of Arthur Andersen and Co. and is a C.P.A.

Limitation of Liability and Indemnification

Our certificate of incorporation limits the personal liability of our board members for breaches by them of their fiduciary duties. Our bylaws also require us to indemnify our directors and officers to the fullest extent permitted by Nevada law. Nevada law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except:

•	any breach of their duty of loyalty to us or our stockholders;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions; and

•	any transaction from which the director derived an improper personal benefit.

Such limitation of liability may not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission. In addition and in accordance with Nevada law, our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether indemnification would be permitted under Nevada law. We currently do not maintain liability insurance for our directors and officers.

Audit Committee Financial Expert

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The entire Board of Directors acts as the Company’s audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership of common stock and other equity securities of our company with the Securities and Exchange Commission. Officers, directors and more than ten percent stockholders are required by Commission regulation to furnish us with copies of all

Section 16(a) reports they file. To our knowledge, based solely on review of the copies of these reports furnished to us during 2008, all required Section 16(a) reports for our directors, officers and beneficial owners of ten percent of our outstanding stock were filed on a timely basis.

Code of Ethics

The Company has not adopted a code of ethics.

 Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Compensation Objectives.  We refer to our chief executive officer, senior vice president of operations and the chief financial officer/ chief operating officer as our named executive officers.

Elements of Compensation

Base salary.  Base salaries for our executives are established based on the scope of their responsibilities and individual experience. Our  chief executive officer and our senior vice president of operations base salary was $150 per week due to the fact that they both were receiving compensation under a consulting agreement with another company.

Other Elements of Compensation and Perquisites

Medical insurance.  In 2008, we, at our sole cost, provided to each named executive officer, the named executive officer’s spouse and children health insurance.

Automobile.  In 2008, we provided our chief financial officer/chief operating officer with an automobile allowance. The automobile allowance is disclosed in the footnotes to the Summary Compensation table below.

Summary Compensation Table

The following table sets forth summary information concerning certain compensation awarded, paid to, or earned by the named executive officers for all services rendered in all capacities to us for 2008:

Name and Principal Position	Year	Salary ($)	Option Awards	Non- Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
David Neuberg	2008	7,800	0	0	16,323(1)	24,123
Chief Executive Officer

Gary M. Jacobs	2008	300,000	0	0	24,015(2)(3)	324,015
Chief Financial Officer/ Chief Operating Officer

Howard Slochowsky	2008	7,800	0	0	16,323(4)	24,123
Senior Vice President, Operations
__________

(1)	Includes annual health insurance premium and reimbursements paid by us on behalf of Mr. Neuberg in the amount of $16,323.

(2)	Includes annual health insurance premium and reimbursements paid by us on behalf of Mr. Jacobs in the amount of $16,323.

(3)	Includes amounts paid by us on behalf of Mr. Jacobs for: auto allowance of $7,692.

(4)	Includes annual health insurance premium and reimbursements paid by us on behalf of Mr. Slochowsky in the amount of $16,323.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements.  On May 12, 2005, Karat Platinum entered into an employment agreement with Mr. Jacobs, whereby it was agreed that Karat Platinum would pay $300,000 per year. In the event Mr. Jacobs is terminated without “cause” (as that term is defined in the Employment Agreement), he will receive twelve months’ severance.

Compensation of Directors

Directors who are also our officers are not separately compensated for their service as directors. Our non-employee directors did not receive any compensation for 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 20, 2008 for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than five percent of any class of the our voting securities and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o Karat Platinum Inc., 15 Hoover Street, Inwood,  New York 11096.

	Shares Beneficially Owned(1)
Name and Address of Beneficial Owner	Number	Percentage(2)
Executive Officers and Directors
David Neuberg	11,750,000(3)	35.5%
Bonnie Septimus	8,420,000(4)	25.4%
Howard Slochowsky	3,250,000(5)	9.8%
Gary M. Jacobs	2,800,000(6)	8.5%
Philip Septimus	564,000(7)	1.7%
Over 5% Beneficial Owners
Ira Neuberg	2,500,000(8)	7.6%
Benjamin Neuberg	2,500,000(8)	7.6%
Sander Hirth	2,020,000(9)	5.8%
All directors and executive officers as a group (5 persons)	26,784,000	68.0%
__________

(1)
Under rules adopted by the Securities and Exchange Commission, a person is deemed to be a beneficial owner of securities with respect to which the person has or shares: (a) voting power, which includes the power to vote or direct the vote of the security, or (b) investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise indicated below, the persons named in the table above have sole voting and investment power with respect to all shares beneficially owned.

(2)	As of June 26, 2008, there were 33,125,000 shares of our common stock outstanding.

(3)	As a result of the Exchange, David Neuberg became our Chief Executive Officer, President and a Director. The shares indicated reflect the shares he received as a result of the Exchange.

(4)
As a result of the Exchange, Bonnie Septimus became a Director, The shares indicated above include: (i) 350,000 shares owned by Ms. Septimus prior to the Exchange, (ii) 2,070,000 shares received as a result of the Exchange and (iii) 6,000,000 shares which she could acquire if she converts the outstanding loan of $1,500,000 into shares of Series B Convertible Preferred Stock and then converted said preferred shares into common stock.

(5)	As a result of the Exchange, Howard Slochowsky became our Senior Vice President of Operations and a Director. The shares indicated reflect the shares he received as a result of the Exchange.

(6)	As a result of the Exchange, Gary M. Jacobs became our Chief Financial Officer, Chief Operating Officer and Treasurer. The shares indicated reflect the shares he received as a result of the Exchange.

(7)
As a result of the Exchange, Philip Septimus became our Chairman of the Board and a Director. The shares indicated above include: (i) 250,000 shares owned by Mr. Septimus prior to the Exchange, (ii) 30,000 shares received as a result of the Exchange and (iii) 284,000 shares which he could acquire if he converts his 71 shares of Series A Convertible Preferred Stock into common stock.

(8)	The person indicated is the son of Mr. Neuberg who received the shares indicated as a result of the Exchange. David Neuberg disclaims beneficial ownership of the shares owned by Ira and Benjamin.

(9)	Includes 1,800,000 shares which the person indicated could acquire if he converts the Series A Convertible Preferred Shares into common stock and 220,000 shares received as a result of the Exchange.

The Company is not aware of any arrangements or agreements which could result in a change of control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Set forth below are transactions between us and our executive officers, directors and principal stockholders for the year ending March 31, 2008 in which the amount involved exceeded or will exceed $120,000. We intend that all future transactions between us and our officers, directors, director nominees, principal stockholders and their immediate family members will be approved by a majority of our directors, and will be on terms no less favorable to us than we could obtain from unaffiliated third parties.

No compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors, other than payment of $16,000 to Philip Septimus on August 6, 2007 and $12,000 to Bonnie Septimus on December 3, 2007.

The Company leases its principal place of business under a lease with 15 Hoover Street LLC, which is owned by David Neuberg the Company’s Chief Executive Officer, President  and Director. The lease amounts to $240,000 per annum.

As of March 31, 2008, the Company issued a promissory note to Bonnie Septimus, a current director, in consideration for loans made to the Company of $1,500,000. The outstanding principal and accrued interest at 12% per annum, are due and payable on November 1, 2008. As of March 31, 2008, no principal or interest payments have been made on this loan. As of March 31, 2008, accrued interest amounted to approximately $68,900. Pursuant to the promissory note, at any time, such note-holder has the right to convert all or any portion of the outstanding principal amount and accrued interest thereon into shares of the Company’s Series B Convertible Preferred Stock.

On December 27, 2007, the Company issued a promissory note to Bonnie Septimus, a current director, in consideration for an additional $100,000. The outstanding principal and accrued interest, at 12% per annum, were due and payable on January 31, 2008. Pursuant to the promissory note, at any time, such individual has the right to convert all or any portion of the outstanding principal amount and accrued interest thereon into shares of the Company’s Series A Convertible Preferred Stock.  On January 9, 2008, this loan was repaid and cancelled.

On September 6, 2006, the Company entered into a Promissory Note in the original principal amount of $2,000,000 with the wife of David Neuberg, our Chief Executive Officer and a director. Under the terms of this note, the unpaid principal and interest amounts are due on or before October 31, 2008. Interest on this note accrued at the rate of $20,000 per month for the period from December 1, 2006 through June 30, 2007, and thereafter at the rate of 10% per annum. All interest accrued prior to July 1, 2007 was added to the principal balance of the note, and all interest accrued after June 30, 2007 will be paid on a monthly basis. As of March 31, 2008, an aggregate of $88,601 was paid under the note, and accrued interest amounted to approximately $69,600.

On January 1,  2006, the two former principals of Karat Platinum gifted an aggregate 2,800,000 membership interests in Karat Platinum, representing 9.33% of Karat Platinum's issued and outstanding membership interests, to Gary M. Jacobs, the then Chief Financial Officer and Chief Operating Officer of Karat Platinum and currently the Chief Financial Officer and Chief Operation Officer.  Pursuant to the Exchange Agreement between Sentra and Karat Platinum, Gary M. Jacobs received an aggragate of 2,800,000 shares of common stock in Sentra in exchange for his membership interests in Karat Platinum.  In addition, on the same date, one of the former prinicpals of Karat Platinum gifted an aggergate of 200,000 membership interests in Karat Platinum to Mr. Jacobs's two children.

On May 12, 2005, Karat Platinum entered into an employment agreement with Mr. Jacobs, whereby it was agreed that Karat Platinum would pay $300,000 per year.  In the event there is a change of control of the Company, or Mr. Jacobs resigns or is terminated without "cause" ( as that term is defined in the Employment Agreement), he will recieve a severance payment in the amount of $300,000.  The agreement with Mr. Jacobs will terminate simultaneously with his resignation, which will become effective immediately after the filing of this Annual Report.

On January 1, 2006, Mr. Slochowsky, one of the former principals of Karat Platinum, gifted 2,070,000 membership interests in Karat Platinum, representing 6.9% of Karat Platinum's issued and outstanding membership interests, to Bonnie Septimus, Sentra's former Treasurer, Secratary, and a current Director.  Said gift was made because of the previous relationship between said individuals.  On the same date, the former principal of Karat Platinum gifted 30,000 membership interests, representing 0.10% of the outstanding membership interests in Karat Platinum, to each of Bonnie Septimus' children, including Philip Septimus, our former President and a current Director.

Other than as set forth above, there are no transactions during the last two years, or proposed tranactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest: (a) any director or executive officer of the small business issuer; (b) any majority security holder; or (c) any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the persons in the above.

Item 14.  Principal Accounting Fees and Services.

Since we do not have an audit committee, our Board of Directors  reviews and pre-approves the audit and non-audit services to be provided by our independent auditors during the year, considers the effect that performing those services might have on audit or independence and approves our engagement of our independent auditors to perform those services. The Board of directors reserves the right to appoint a different independent accounting firm at any time during the year even if the selection of J.H. Cohn LLP is ratified by stockholders, if the Board of directors believe that the change is in the best interest of our company and stockholders.

Audit Fees
For professional services rendered by the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q. The aggregate fees billed or to be billed by the Company’s independent registered public accounting firm, J.H. Cohn LLP, for 2008 and 2007 were $99,000 and $90,350, respectively.

Audit Related Fees
The aggregate fees billed in 2008 and 2007 by the Company’s independent registered public accounting firm for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements are in the amount of $15,000 and $-0-, respectively.

Tax Fees
No fees were billed in 2008 and 2007 by the Company’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

All Other Fees
No fees were billed in 2008 and 2007 by the Company’s independent registered public accounting firm for any other services, other than Audit Fees and Audit Related Fees.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1) List of Financial statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — March 31, 2008 and 2007

Consolidated Statements of Operations — Years ended March 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Deficit — Years ended March 31, 2008 and 2007

Consolidated Statements of Cash Flows — Years ended March 31, 2008 and 2007

Notes to Consolidated Financial Statements

(b) Exhibits

Exhibit Index	Description of Document	Filed Herewith	Incorporated by Reference To:
3.1	Certificate of Incorporation of Registrant		Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on February 9, 2007.
3.2	Bylaws of Registrant		Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on February 9, 2007.
3.3	Certificate of Designation for the Series A Convertible Preferred Stock, filed with the NevadaSecretary of State on August 20, 2007.		Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 2007.
3.4	Certificate of Amendment of the Certificate of Designation for the Series A Convertible Preferred Stock, filed with the Nevada Secretary of State on November 28, 2007.		Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2007.
3.5	Certificate of Designation for the Series B Convertible Preferred Stock, filed with the NevadaSecretary of State on October 29, 2007.		Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 29, 2007.
10.17	Exchange Agreement, dated December 21,, 2007, by and between Sentra Consulting Corp.,Karat Platinum LLC and the Karat Platinum Members.		Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2007.
10.18	Form of Lock-Up Agreement.		Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2007.
10.19	Cooperation and License Agreement dated January 13, 2004 between Karat Platinum with Allgemeine Gold – und Silberscheideanstalt AG,		Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2007.
10.20	Amendment to the Cooperation and License Agreement dated January 13, 2004 between Karat Platinum with Allgemeine Gold – und Silberscheideanstalt AG		Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2007.
10.21	Amendment to the Cooperation and License Agreement dated March 30, 2006 between Karat Platinum with Allgemeine Gold – und Silberscheideanstalt AG		Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2007.
10.22	Amendment to the Cooperation and License Agreement dated July 2, 2007 between Karat Platinum with Allgemeine Gold – und Silberscheideanstalt AG		Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2007.
10.23	Lease Agreement between 15 Hoover Street LLC and Karat Platinum, LLC dated February 1, 2007.		Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2007.
10.24	Stock Purchase Warrant dated June 29, 2007 between Karat Platinum, LLC and ABN AMRO Bank N.V.		Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2007.

10.25	Employment Agreement dated March 12, 2005 between Gary M. Jacobs, Goldforce International, LTD and Karat Platinum.		Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2007.
31.1a	Certification of Chief Executive Officer pursuant to Rule 13a14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	X
31.2a	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	X
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.)
By: /s/ David Neuberg David Neuberg Chief Executive Officer and President (Principal Executive Officer)

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) By: /s/ GARY M. JACOBS Gary M. Jacobs Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: June 26, 2008

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 26, 2008	/s/ David Neuberg David Neuberg	(Chief Executive Officer and President; (Principal Executive Officer))

June 26, 2008	/s/ gary m. jacobs Gary M. Jacobs	(Chief Financial Officer and Chief Operating Officer; (Principal Financial and Accounting Officer))

June 26, 2008	/s/ Philip Septimus Philip Septimus	(Chairman and Director)

June 26, 2008	/s/ HOWARD SLOCHOWSKY Howard Slochowsky	(Director)

June 26, 2008	/s/ BONNIE SEPTIMUS	(Director)
Bonnie Septimus

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Karat Platinum Inc. (formerly Sentra Consulting Corp.)
New York, NY

We have audited the accompanying consolidated balance sheets of Karat Platinum Inc. (formerly Sentra Consulting Corp.) and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Karat Platinum Inc. (formerly Sentra Consulting Corp.) and subsidiaries as of March 31, 2008 and 2007, and their results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced recurring net losses resulting in an accumulated deficit of $7,695,387 as of March 31, 2008. In addition, the Company has a working capital deficiency of $2,636,355 as of March 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

/s/ J.H. Cohn LLP
Jericho, New York
June 26, 2008

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007

	2008	2007
ASSETS
Current assets:
Cash	$236,872	$318,468
Accounts receivable, net of allowance for sales returns and doubtful accounts of $15,622 in 2008 and $6,443 in 2007	56,806	194,856
Inventories	2,368,478	1,414,118
Prepaid expenses and other current assets	75,002	79,153
Total current assets	2,737,158	2,006,595

Property and equipment, net of accumulated depreciation of $21,071 in 2008 and $316,946 in 2007	79,100	2,106,458
Patents	284,949	201,947
TOTAL ASSETS	$3,101,207	$4,315,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$573,513	$478,667
Short-term notes payable	2,244,917	150,000
Due to shareholder	-	36,659
Due to prior affiliates	367,995	-
Current portion of long-term debt	2,187,088	75,000
Total current liabilities	5,373,513	740,326

Due to affiliate	-	1,663,450
Long-term debt, net of current portion	1,804,403	6,057,060
Total liabilities	7,177,916	8,460,836

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.001 par value; 9,995,500 shares authorized, none issued and outstanding	-	-
Series A Convertible Preferred Stock, $.001 par value; 3,000 shares authorized, 1,547 shares issued and outstanding; aggregate liquidation preference $1,547,000	6	-
Series B Convertible Preferred Stock, $.001 par value; 1,500 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001; 100,000,000 shares authorized; 33,125,000 issued and outstanding at March 31, 2008, 30,000,000 issued and outstanding at March 31, 2007	33,125	30,000
Paid-in capital	3,585,547	(30,000)
Accumulated deficit	(7,695,387)	(4,145,836)

Total Stockholders’ Deficiency	(4,076,709)	(4,145,836)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,101,207	$4,315,000
The accompanying notes are an integral part of these consolidated financial statements.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007
Net revenue	$294,819	$634,095
Cost of goods sold	649,613	783,546

Gross margin	(354,794)	(149,451)
Selling, general and administrative expenses	2,648,557	885,171

Loss from continuing operations before interest expense and income taxes	(3,003,351)	(1,034,622)
Other income, net	-	26,000
Interest expense	1,232,995	145,804

Loss from continuing operations before income taxes	(4,236,346)	(1,154,426)
Provision for income taxes	-	-

Loss from continuing operations	(4,236,346)	(1,154,426)
Loss from operations deconsolidated on December 21, 2007 of 15 Hoover Street	(137,446)	-

Net loss	(4,373,792)	(1,154,426)

Less: Preferred stock dividend	497,000	-

Net loss attributable to common shareholders	$(4,870,792)	$(1,154,426)

Basic and diluted net loss per common share:
From continuing operations	$(.14)	$(.04)

From discontinued operations	(.00)	(.00)

	$(.14)	$(.04)

Weighted average number of common shares outstanding: Basic and diluted	33,171,438	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	Series A Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, as restated for shares issued in reverse merger, April 1, 2006	-	$-	30,000,000	$30,000	$(30,000)	$(2,991,410)	$(2.991,410)

Net loss	-	-	-	-	-	(1,154,426)	(1,154,426)

Balance, March 31, 2007	-	-	30,000,000	30,000	(30,000)	(4,145,836)	(4,145,836)

Reclassification of opening equity of Sentra Consulting Corp.	1,050	1	3,175,000	3,175	1,878,822	-	1,881,998

Discount on convertible notes payable - beneficial conversion feature	-	-	-	-	570,000	-	570,000

Deconsolidation of 15 Hoover Street, LLC	-	-	-	-	-	1,321,241	1,321,241

Issuance of warrants at fair value of $0.24	-	-	-	-	187,680	-	187,680

Proceeds from sale of series A convertible preferred stock	497	5	-	-	496,995	-	497,000

Series A convertible preferred stock - beneficial conversion feature	-	-	-	-	497,000	(497,000)	-

Purchase of treasury stock (retired)	-	-	(50,000)	(50)	(14,950)	-	(15,000)

Net loss	-	-	-	-	-	(4,373,792)	(4,373,792)

Balance, March 31, 2008	1,547	$6	33,125,000	$33,125	$3,585,547	$(7,695,387)	$(4,076,709)

The accompanying notes are an integral part of these consolidated financial statements.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

2008	2007

OPERATING ACTIVITIES:
Net loss	$(4,373,792)	$(1,154,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99,117	24,452
Provision for doubtful accounts	15,622	6,443
Inventory reserve	-	67,920
Warrants issued at fair value	187,680	-
Accretion of interest expense due to beneficial conversion feature	550,893	-
Interest converted to long-term debt	-	80,000
Changes in operating assets and liabilities, net of effects of consolidation of Sentra Consulting Corp. and deconsolidation of 15 Hoover Street LLC on December 21, 2007:
Accounts receivable	122,428	(108,821)
Inventories	(954,360)	(1,130,527)
Prepaid expenses and other current assets	75,968	(42,316)
Accounts payable and accrued liabilities	35,793	252,812
Net cash used in operating activities	(4,240,651)	(2,004,463)

INVESTING ACTIVITIES:
Patents	(83,002)	(85,773)
Capital expenditures	(48,433)	(47,454)
Net cash of Sentra Consulting Corp.	8,205	-
Net cash upon (deconsolidation)/consolidation of 15 Hoover Street LLC	(16,595)	16,731
Net cash used in investing activities	(139,825)	(116,496)

FINANCING ACTIVITIES:
(Payments on) /borrowings under long-term debt	(110,271)	2,043,497
(Payments on) /borrowings from affiliate	(12,849)	186,378
Borrowings from shareholder	-	36,659
Borrowings under short-term notes payable	4,790,000	150,000
Payments on short-term notes payable	(850,000)	-
Purchase of treasury stock (retired)	(15,000)	-
Proceeds from sale of series A convertible preferred stock	497,000	-
Net cash provided by financing activities	4,298,880	2,416,534

Net (decrease)/increase in cash	(81,596)	295,575
Cash, beginning of year	318,468	22,893

Cash, end of year	$236,872	$318,468

The accompanying notes are an integral part of these consolidated financial statements.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp,) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$97,445	$145,804

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of balance due to affiliate to long-term note payablewith third party	$1,663,450	$-

Preferred stock beneficial conversion feature	$497,000	$-

Conversion of accounts payable to long-term note payable	$-	$315,953

Unamortized discount of beneficial conversion feature	$470,000	$-

Interest converted to long-term note payable	$-	$80,000

Assets and liabilities of Sentra Consulting Corp. as of December 21, 2007:
Other current assets	$(114,108)	$-
Notes receivable from Karat Platinum	$(2,620,000)	$-
Accounts payable and accrued liabilities	$66,291	$-
Short-term notes payable	$794,024	$-
Net equity	$1,881,998	$-

Assets and liabilities of 15 Hoover Street LLC as of December 21, 2007 and February 1, 2007, respectively:
Property and equipment, net	$1,976,674	$2,079,172
Other current assets	$42,291	$3,555
Accounts payable and accrued liabilities	$(7,238)	$4,248
Due to stockholder	$(36,659)	$-
Due from affiliate	$380,844	$434,917
Mortgage payable	$(3,693,748)	$3,692,610
Net deficit	$(1,321,241)	$-

The accompanying notes are an integral part of these consolidated financial statements.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – DESCRIPTION OF BUSINESS:

Description of Business:
On December 21, 2007, Sentra Consulting Corp. (“Sentra”) entered into an Exchange Agreement (the “Exchange Agreement”) with Karat Platinum LLC, a New York limited liability company (“Karat Platinum”), and the members of Karat Platinum (the “Karat Members”). On April 17, 2008, Sentra changed its name to Karat Platinum Inc. (the “ Company”).

Pursuant to the terms of the Exchange Agreement, Sentra acquired 100% of the membership interests of Karat Platinum by purchasing from the Karat Members all of their respective membership interests in Karat Platinum. In consideration therefore, Sentra issued to the Karat Members an aggregate of 30,000,000 shares of Sentra's common stock, representing 90.43% of the issued and outstanding stock of Sentra. As a result of the transactions contemplated by the Exchange Agreement (hereinafter referred to as the “Exchange”), Karat Platinum became a wholly-owned subsidiary of the Company. Prior to the Exchange, Sentra was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange of 1934, as amended (the “Exchange Act”)).

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

The Exchange is being accounted for as a reverse-merger, equivalent to a recapitalization, through the issuance of stock by Sentra for the net monetary assets and recapitalization of Karat Platinum for financial reporting purposes. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Exchange will be those of Karat Platinum and will be recorded at the historical cost basis of Karat Platinum, and the consolidated financial statements after completion of the Exchange will include the assets and liabilities of the Company and Karat Platinum and historical operations of Karat Platinum and operations of the Company from the closing date of the Exchange.  Stockholders’ deficiency has been retroactively restated to reflect the exchange of shares for members’ interest.

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

Karat Platinum is the exclusive worldwide distributor of the newly engineered 585 Platinum. The alloy was developed by Allgemeine Gold – und Silberscheideanstalt AG (“Agosi”), who granted Karat Platinum an exclusive worldwide license to the alloy through 2009.

15 Hoover Street LLC ("Hoover") which, prior to the Exchange, was under common ownership with Karat Platinum, owns and operates a 25,000 square foot building located at 15 Hoover Street, Inwood, New York. Hoover leases 12,000 square feet to Karat Platinum and was a variable interest entity ("VIE") through December 21, 2007. In accordance with Financial Accounting Standards Board Interpretation 46(R), “Consolidation of Variable Interest Entities,” Hoover

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2008

no longer meets the criteria of a VIE and, therefore, has been deconsolidated effective December 21, 2007. The operations of Hoover have been reflected as loss from operations deconsolidated on December 21, 2007 on the consolidated statements of operations. In addition, the assets and liabilities of Hoover have been deconsolidated as of December 21, 2007.

Principles of consolidation:
The consolidated financial statements include the financial statements of Karat Platinum and Hoover for the year ended March 31, 2007 and the Company and its subsidiary Karat Platinum, LLC for the year ended March 31, 2008. All material intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Basis of presentation:
As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $7,695,387, a working capital deficiency of $2,636,355 and negative cash flows from operations of $4,240,651 for the year ended March 31, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. In addition, the Company might be required to sell certain of its assets. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

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

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. There is no assurance that the Company will operate at a profit in the future.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:
Sales are recorded when the earnings process is complete, which occurs when products are shipped in accordance with the terms of agreements, title and risk transfer to customers, collection is probable and pricing is fixed or determinable. Revenues are not recognized unless collectibility is reasonably assured.

Inventories:
Inventories are valued at the lower of cost (determined by the first-in, first-out method or "FIFO") or market. Inventory costs include materials, labor, inbound freight and receiving costs.

Patents:
Patents still pending are not amortized until effective.  Patents once approved will be amortized on a straight-line basis over management's estimate of their economic useful life which has not, as of yet, been determined.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2008

Property and Equipment:
Property and equipment is carried at cost and depreciated on the straight-line method over the estimated useful lives of the related property and equipment.  Expenditures for maintenance and repairs of property and equipment are expensed as incurred.  Major improvements are capitalized and amortized over the remaining useful life of the related asset.

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

Income Taxes:
Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amounts more likely than not to be realized.

Fair Value of Financial Instruments:
Management believes that the fair value of financial instruments, consisting of cash, accounts receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximates carrying value due to their relatively short maturities. The fair value of inventory is approximately $3,622,000 based on quoted market prices for platinum. The fair value of long-term debt approximates the carrying value since the stated rate of interest approximates a market rate of interest.

Concentrations of Credit Risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivables. The Company maintains its cash in bank deposits, the balances of which, at times, may exceed Federally insured limits.  Exposure to credit risk is reduced by placing such deposits in high credit quality financial institutions.  At March 31, 2008, the Company had cash balances of $136,872 in excess of Federally insured limits.

The Company sells its products to customers on an open credit basis. The Company’s trade accounts receivable are due from such customers and are generally uncollateralized. The Company closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses, if required.  On a periodic basis the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if required, based on a history of write-offs, collections and current credit conditions.

Long-Lived Assets:
The Company reviews long-lived assets and patents for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of asset exceeds the fair value of the asset.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2008

Advertising:
The Company expenses advertising costs as incurred.  Advertising expenses totaled $91,261 for the year ended March 31, 2008 and $3,747 for the year ended March 31, 2007.

Accounting for Derivative Instruments:
The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts.  The Company also considers the Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133.  The Company evaluates the conversion feature embedded in its Convertible Preferred Stock, Series A and B (see Note 5) and convertible notes payable at each reporting period based on the criteria of SFAS 133 and EITF 00-19 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock or convertible notes and accounted for separately as derivative liabilities.  Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of March 31, 2008.

Recent accounting pronouncements:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning April 1, 2008. Management will evaluate SFAS 157 to determine its impact, if any, on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management will evaluate the impact of SFAS 159, if any, on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (“SFAS 141”). SFAS 141 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141 also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. SFAS 141 applies prospectively to business combinations and is effective for  years beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 141 will have on the accounting for future acquisitions and its consolidated financial statements.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2008

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The presentation provisions of SFAS 160 are to be applied retrospectively, and SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its consolidated financial statements.

Loss Per Share:
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants and conversion of Preferred Stock are anti-dilutive due to the losses incurred by the Company, they have been excluded from the Company’s computation of net loss per share for periods presented. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the year ended March 31, 2008 was 13,084,000 which were comprised of 6,188,000 from conversion of the Series A Convertible Preferred Stock; 6,000,000 from Series B Convertible Preferred Stock underlying the convertible note payable and 896,000 warrants to purchase one share of the Company’s common stock. There were no potentially dilutive securities outstanding during the year ended March 31, 2007.

NOTE 3 – INVENTORIES:

Inventories are comprised of the following as of March 31:

	2008	2007
Raw materials	$784,771	$487,611
Finished goods	1,583,707	926,507

	$2,368,478	$1,414,118

NOTE 4 – PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of March 31:EstimatedUseful

	2008	2007	Estimated Useful Lives

Land	$-	$165,000	-
Building and improvements	-	1,976,361	40 years
Furniture and fixtures	61,107	112,471	7 years
Machinery and equipment	39,064	169,572	5 years
	100,171	2,423,404
Less accumulated depreciation	(21,071)	(316,946)

	$79,100	$2,106,458

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2008

Depreciation expense for the years ended March 31, 2008 and 2007 was $99,117 (includes $83,862 of depreciation related to Hoover) and $24,452, respectively.  The balances as of March 31, 2007 include the assets of Hoover, which was deconsolidated on December 21, 2007.
.
NOTE 5 – SHORT-TERM NOTES PAYABLE:

As of March 31, 2008, four secured promissory note-holders held an aggregate of $1,600,000 outstanding principal amounts due to them from the Company. The principal amounts of each of these notes are due and payable on dates between July 30, 2008 and September 3, 2008. Interest was prepaid for the first four months at the time of entering into each note, with the remaining interest due on the fourth month anniversary of each note at 12% per annum. Each of these notes are secured by all  inventory of the Company. The Company paid to each note-holder an origination fee of 1.5% of the note held by the holder thereof.

On October 8, 2007, the Company issued a promissory note to its former Treasurer, Secretary and a current director, in consideration for loans made and to be made to the Company of up to an aggregate of $1,500,000. The outstanding principal and accrued interest at 12% per annum, are due and payable on November 1, 2008. Pursuant to the promissory note, at any time, such note-holder has the right to convert all or any portion of the outstanding principal amount and accrued interest thereon into shares of the Company’s Series B Convertible Preferred Stock.

This convertible note is deemed to be Convertible Securities with Beneficial Conversion Features, and has been recorded in accordance with EITF Issue No. 98-5 (“EITF 98-5”), “ Accounting for Convertible Securities with BeneficialConversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27 (“EITF 00-27”), “Application of Issue No. 98-5 to Certain Convertible Instruments".   As of March 31, 2008, the carrying amount of this convertible note is $644,917, which is net of a discount in the amount of $855,083, representing the un-accreted amount of the intrinsic value, as defined in EITF 98-5. This discount will be accreted through interest expense to the maturity date, November 1, 2008, utilizing the effective yield method. In the year ended March 31, 2008, $450,893 of interest was accreted through interest expense, representing only the amount of discount accreted through interest expense for the period from December 21, 2007 through March 31, 2008. At the time of the merger, the carrying amount of the convertible note was $194,024, which reflects the total borrowings on the convertible note as of December 21, 2007 of $1,030,000, net of a discount of $835,976 representing the un-accreted discount as of that date.

On December 27, 2007, the Company issued a promissory note to its former Treasurer, Secretary and a current director, in consideration for an additional $100,000. The outstanding principal and accrued interest, at 12% per annum, were due and payable on January 31, 2008. Pursuant to the promissory note, at any time, such individual has the right to convert all or any portion of the outstanding principal amount and accrued interest thereon into shares of the Company’s Series A Convertible Preferred Stock.  This convertible note is deemed to be Convertible Securities with Beneficial Conversion Features, and has been recorded in accordance with EITF 98-5 and EITF 00-27. On January 9, 2008, this loan was repaid and cancelled. In the year ended March 31, 2008, $100,000 of interest was accreted through interest expense, representing the amount of discount accreted through interest expense for the period from December 27, 2007 through January 9, 2008.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2008

NOTE 6 – LONG-TERM DEBT:

Debt consisted of the following at March 31:

	2008	2007

Mortgage note payable	$-		$3,693,748
Note payable	240,953		315,953
Due to Harrod’s Capital, LLC	1,663,450	-
Notes payable to related party	2,087,088		2,122,359
	3,991,491		6,132,060
Less current portion	2,187,088		75,000

Long-term debt, net of current portion	$1,804,403		$6,057,060

Mortgage Note Payable:
On September 1, 2006, 15 Hoover entered into an agreement with First Central Savings Bank to consolidate and refinance previous mortgages on the 15 Hoover Street premises.  The mortgage principal is $3,693,748 and is collateralized by the land and building.  The mortgage is payable in monthly installments of interest only at the rate of 8.75% per annum until October 1, 2008, when the entire principal balance plus interest will be due.

Hoover no longer meets the criteria of a VIE and, therefore, has been deconsolidated effective December 21, 2007. This mortgage note payable relates to Hoover and has been deconsolidated as of December 21, 2007.

Note Payable:
On March 21, 2007, the Company converted its outstanding account balance of $315,953 due to an attorney for services to a Promissory Note. Under the terms of this Promissory Note, quarterly principal payments of $25,000 are due through June 30, 2009 with the remaining unpaid principal balance due on September 30, 2009. This note bears interest, on the unpaid principal balance, at the rate of 6% per annum.

Due to Harrod’s Capital:
As of March 31, 2007, the Company had received advances totaling $1,663,450 from GF Int’l. Holding, Inc.  (“GFI”), an affiliated company which was under common ownership. On June 29, 2007, GFI, the Company and Hoover entered into an assignment and acceptance agreement with GFI's secured lender, whereby all parties agreed that the Company would become the primary obligor on the obligation assigned to Harrod's Capital, LLC. On November 1, 2007, all advances made by GFI were converted to a note payable to Harrod’s Capital, LLC. Such note is due and payable in full with accrued interest, at 6% per year, on April 30, 2009.

Note Payable to Related Party:
On September 6, 2006, the Company entered into a Promissory Note for $2,000,000 with a related party. Under the terms of this note, the unpaid principal and interest amounts are due on or before October 31, 2008. Interest on this note accrued at the rate of $20,000 per month for the period from December 1, 2006 through June 30, 2007, and thereafter at the rate of 10% per annum. All interest accrued prior to July 1, 2007 was added to the principal balance of the note, and all interest accrued after June 30, 2007 will be paid on a monthly basis. As of March 31, 2008, the unpaid principal and interest balance amounted to $2,087,088.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2008

Future maturities on long-term obligations are as follows:

Year Ending March 31,

Amount
2009	$2,187,088
2010	1,804,403
$3,991,491

NOTE 7 – CONCENTRATIONS:

Major Customers:
During the year ended March 31, 2008, two customers accounted for 42.8% and 16.6% of the Company’s revenue.  One customer represented 75% of the outstanding accounts receivable at March 31, 2008.  During the year ended March 31, 2007, three customers accounted for 65.0%, 20.0% and 11.5% of the Company's revenue.

Major Suppliers
The Company had three major suppliers that represented 78% of purchases for the year ended March 31, 2008.  The Company had one major supplier that represented 66% of purchases for the year ended March 31, 2007.  There was no one supplier that represented a significant portion of the accounts payable balance at March 31, 2008 or 2007.

Management believes no risk is present with any one supplier other than Agosi, due to other suppliers being readily available.

NOTE 8 – COMMITMENTS:

Lease:
The Company currently leases 12,000 square feet of office, manufacturing and vault space in Inwood, New York, under an operating lease expiring in January 2009, with 15 Hoover Street LLC, a related party entity.  This lease was entered into on February 1, 2007, and carries an annual rental rate of $240,000. The Company has one 12-month renewal option at the expiration of the initial term of the lease.  Rent expense was $240,000 and $58,750 for the years ended March 31, 2008 and 2007, respectively.

Purchase commitment:
On January 13, 2004, the Company entered into a Cooperation and License Agreement, as amended, with Agosi, whereby the Company has agreed to process 750kg of platinum alloy per calendar year through 2009. On March 16, 2008, this minimum purchase requirement was increased to 1,000kg for the calendar year of 2009. In addition, the Company has agreed to process all of its requirements for the platinum alloy through Agosi, unless under certain circumstances Agosi cannot supply adequate quantities required.  The agreement provides for liquidated damages in the event that the Company does not meet the minimum purchase requirement in any one year.  The amount to be paid is based on 50% of the shortfall at the labor pricing schedule as set in the agreement.  The Company paid approximately $31,600 in liquidated damages related to the shortfall for calendar year 2007. The estimate of damages for 2007 was originally $250,000, which was accrued at December 31, 2007. This amount was decreased and settled for $31,600 on May 16, 2008.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2008

NOTE 9 – INCOME TAXES:

The provisions for income tax expense for the years ended March 31, 2008 and 2007 are as follows:

		2008	2007
Current:
	Federal	$-	$-
	State	-	-
		-	-

Deferred:
	Federal	-	-
	State	-	-
		-	-
	Total income tax expense	$-	$-

A reconciliation between the expected federal tax expense at the statutory tax rate of 34% and the Company’s actual tax expense for the years ended March 31, 2008 and 2007 follows:

	2008		2007
	Amount	%	Amount	%
Federal income tax benefit at statutory rate	$(1,453,089)	34.0%	$(392,505)	34.0%
State income taxes, net of federal benefit	(92,957)	1.8%	-	-
Losses not available to taxpayer	1,008,610	(22.8%)	392,505	(34.0%)
Increase in valuation allowance	521,722	(13.1%)	-	-
Other, net	15,714	.1%	-	-
	$-	0.0%	$-	0.0%

Deferred tax assets and liabilities as of March 31, 2008 and 2007 consisted of the following:

	2008	2007
Net operating loss	$393,576	$-
Beneficial conversion feature	(342,033)	-
Net deferred tax assets	51,543	-

Less: Valuation allowance	(51,543)	-
Deferred tax assets	$-	$-

The following table summarizes the change in the valuation allowance for the years ended March 31, 2008 and 2007:

	2008	2007
Valuation allowance at beginning of year	$ -	$ -
Pre-merger valuation allowance	(92,212)	-
Charged to provision for income taxes	(521,722)	-
Beneficial conversion feature	562,391	-
Valuation allowance at end of year	$ (51,543)	$ -

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2008

Under the provision of EITF No. 05−08, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF" No. 05−08"), the beneficial conversion feature results in a temporary basis difference for the purpose of applying SFAS 109, “Accounting for Income Taxes” ("SFAS 109"). The EITF reached a consensus that requires the temporary difference to be recorded as an adjustment to paid-in capital. The deferred tax benefit resulting from the amortization of the beneficial conversion feature has been fully reserved for because of the lack of objective evidence supporting its realization. When, and if, such amounts become realizable they will be recorded as a component of paid-in capital.

At March 31, 2008, the Company has available net operating loss carryforwards of approximately $984,000 which expire in various years through fiscal 2028. Due to a change in control of the ownership of the Company, under Section 382 of the IRS code, net operating loss carryforwards of approximately $231,000 will be limited to approximately $200,000 per year.

Effective April 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of April 1, 2007 or as of March 31, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has identified its federal tax return and New York State tax return as “major” tax jurisdictions, as defined in FIN 48. The Company evaluations were performed for tax years ended 2004, 2005, 2006 and 2007. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its consolidated financial position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2008.

NOTE 10 – LEGAL MATTERS:

In August 2004, the Jewelers Vigilance Committee (“JVC”) filed a petition with the Trademark Trial and Appeal Board (“TTAB”) to cancel six of Karat Platinum’s registered trademarks. Karat Platinum partially opposed the JVC action and continues to challenge the cancellation of its U.S. registrations for the 14 KARAT PLATINUM and 14 KT. PT. marks.

In addition, on September 25, 2007, the JVC filed a notice of opposition to Karat Platinum’s application to federally register the KARAT PLATINUM mark. On November 6, 2007, Karat Platinum filed an answer to this notice of opposition.  The JVC moved to consolidate the opposition to the KARAT PLATINUM mark into the pending cancellation proceeding, and the TTAB granted that motion on November 28, 2007.  The discovery period for this consolidated proceeding currently is scheduled to end on August 5, 2008.  As of June 26, 2008, no further proceedings have yet taken place.

NOTE 11- STOCKHOLDERS’ EQUITY:

Common Stock:
We are authorized to issue 100,000,000 shares of common stock, par value $0.001, of which 33,125,000 shares are issued and outstanding as of March 31, 2008. Each holder of shares of our common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2008

On February 5, 2007, Sentra issued 50,000 shares to Island Stock Transfer with a provision for the Company to purchase these shares through May 31, 2008.  The Company exercised its option to purchase these shares at a purchase price of $0.30 per share which shares were immediately retired.

Preferred Stock:
We are authorized to issue 10,000,000 shares of preferred stock, par value $0.001. On August 20, 2007, the Company’s Board of Directors designated 3,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred”) of which 1,547 shares are issued and outstanding as of March 31, 2008. Each share of Series A Preferred shall, at the option of the holder thereof, at any time, be convertible into shares of fully paid and non-assessable shares of common stock of the Company. Each share of Series A Preferred is convertible into the amount of shares of common stock as is calculated by dividing the original issue price of the Series A Preferred (currently $1,000) by the lower of (i) $0.25 per share, as adjusted, and (ii) the daily volume weighted average market price of the common stock for the 30 trading days prior; provided, however, that this number shall not be less than $0.20 per share. The holders of the Series A Preferred shall be entitled to receive dividends, on an as-converted basis when, as, and if paid on the common stock. Each holder of Series A Preferred shall have a right to purchase their respective pro rata portion of all, or any part, of common stock and securities convertible into common stock, subject to certain exceptions, that the Company may propose to issue. Each holder of Series A Preferred shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred could be converted and shall have voting rights and powers equal to the voting rights and powers of the common stock. The holders of Series A Preferred vote together with the holders of the common stock as a single class.   At any time following the two-year anniversary of the issue date of the Series A Preferred, the Company has the right to (i) redeem all of the issued and outstanding Series A Preferred at a redemption price equal to the original issue price or (ii) convert all the issued and outstanding shares of Series A Preferred to common stock at the then applicable conversion rate.

In January 2008, the Company sold 497 shares of Series A Preferred to seven individuals for $497,000. Each of the individuals entered into a Subscription Agreement reflecting the terms of the Series A Preferred, as defined above. The Series A Preferred issued in these transactions are deemed to be convertible securities with beneficial conversion features, and have been recorded in accordance with EITF 98-5 and EITF 00-27. These issues have reset provisions based on the trading price of the Company’s stock, any reset will be recorded at the time of reset.

On October 29, 2007, the Company filed a Certificate of Designation with the State of Nevada designating 1,500 shares of preferred stock as Series B Convertible Preferred Stock (the “Series B Preferred”). Each share of Series B Preferred is convertible into the amount of shares of common stock determined by dividing the original issue price of the Series B Preferred (currently $1,000) by $0.25 per share, as adjusted. The Certificate of Designation provides for full ratchet anti-dilution provisions with respect to certain securities issuances. The holders of the Series B Preferred vote with the holders of the common stock on an as converted basis and are entitled to dividends, on an as-converted basis when, as and if paid on the common stock, but not before the declaration and payment of any dividends payable to the holders of the Company’s outstanding Series A Preferred. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series B Preferred shall have preference to any distribution of the assets of the Company to the holders of common stock of the Company, after the holders of the Series A Preferred. At any time after the two-year anniversary from the date of purchase, the Company has the right to redeem all of the issued and outstanding shares of Series B Preferred at a redemption price equal to the original issue price of said shares or convert all the issued and outstanding shares of Series B Preferred into the Company’s common stock at the then applicable conversion rate.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2008

Warrants:
As of March 31, 2008, the Company had an aggregate of 896,000 warrants issued and outstanding. Of these warrants, 96,000 were granted by Sentra prior to the reverse merger. Currently exercisable and terminating three years from the date of issuance, the holder has the right to purchase one share of common stock per each warrant at an exercise price of $.50 per warrant share. The number of shares issuable upon exercise of each warrant and the exercise price are all subject to adjustment. Upon the creation of the Series B Preferred on October 29, 2007 (discussed above), the exercise price for the 96,000 warrants was reduced to $0.25 per share. At the time the exercise price was reduced, Sentra revalued these warrants using the Black-Scholes option-pricing model, and recorded additional expense.

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

The warrants were recorded at their estimated fair value of $187,680 using the Black-Scholes option-pricing model, applying the weighted average assumptions as follows:

Dividend yield	0.00%
Expected volatility	62.03%
Risk-free rate	5.03%
Expected life of warrants	10 years

The Company has estimated expected volatility based on the historical volatility of certain comparable companies as determined by management.  The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the warrant.  The dividend yield assumption is based on the Company's intent not to issue a dividend.  The expected term is based on the contractual life of the warrant.

F-18