Form 10-Q
period 2008-06-30
Karat Platinum, Inc.
filed 2008-08-14
CIK 1385872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

Commission File Number 000-52706

KARAT PLATINUM INC.
(Formerly Sentra Consulting Corp.)
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

Non-Accelerated Filer ☐   Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The number of common equity shares outstanding as of August 12, 2008 was 33,125,000 shares of Common Stock, $.001 par value.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – June 30, 2008 (Unaudited) and March 31, 2008	3

	Condensed Consolidated Statements of Operations – Three Months ended June 30, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficiency – Three Months ended June 30, 2008 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Three Months ended June 30, 2008 and 2007 (Unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements	8-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults Upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Matters	23

Item 6.	Exhibits	23

SIGNATURES		24

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$28,279	$236,872
Accounts receivable, net of allowance for sales returns and doubtful accounts of $0 and $15,622	202,709	56,806
Inventories	1,753,512	2,368,478
Prepaid expenses and other current assets	208,393	75,002
Total current assets	2,192,893	2,737,158

Property and equipment, net of accumulated depreciation of $25,249 and $21,071	78,735	79,100
Patents	348,886	284,949
TOTAL ASSETS	$2,620,514	$3,101,207

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$891,059	$573,513
Short-term notes payable	2,612,962	2,244,917
Due to prior affiliates	367,995	367,995
Current portion of long-term debt	2,187,088	2,187,088
Total current liabilities	6,059,104	5,373,513

Long-term debt, net of current portion	1,779,403	1,804,403
Total liabilities	7,838,507	7,177,916

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Stock, $.001 par value; 9,995,500 shares authorized, none issued and outstanding	-	-
Series A Convertible Preferred Stock, $.001 par value; 3,000 shares authorized, 1,547 shares issued and outstanding; aggregate liquidation preference $1,547,000	6	6
Series B Convertible Preferred Stock, $.001 par value; 1,500 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001; 100,000,000 shares authorized; 33,125,000 issued and outstanding at June 30, 2008 and March 31, 2007	33,125	33,125
Paid-in capital	3,585,547	3,585,547
Accumulated deficit	(8,836,671)	(7,695,387)

Total Stockholders’ Deficiency	(5,217,993)	(4,076,709)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,620,514	$3,101,207

See accompanying notes to condensed consolidated financial statements.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	June 30,

	2008	2007

Net revenue	$257,213	$4,306

Cost of goods sold	300,232	81,197

Gross loss	(43,019)	(76,891)

Selling, general and administrative expenses	759,439	530,903

Loss from continuing operations before other income and interest expense	(802,458)	(607,794)

Other income	202,407	-
Interest expense	541,233	248,730

Loss from continuing operations	(1,141,284)	(856,524)

Loss from operations of 15 Hoover Street, deconsolidated on December 21, 2007	-	75,999

Net loss	$(1,141,284)	$(932,523)

Basic and diluted net loss per common share:
From continuing operations	$(.03)	$(.03)

From discontinued operations	( .00)	( .00)
Net loss	$(.03)	$(.03)

Weighted average number of common shares outstanding: Basic and diluted	33,125,000	30,000,000

See accompanying notes to condensed consolidated financial statements.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
THREE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	Series A Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2008	1,547	$6	33,125,000	$33,125	$3,585,547	$(7,695,387)	$(4,076,709)

Net loss	-	-	-	-	-	(1,141,284)	(1,141,284)

Balance, June 30, 2008	1,547	$6	33,125,000	$33,125	$3,585,547	$(8,836,671)	$(5,217,993)

See accompanying notes to condensed consolidated financial statements.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(1,141,284)	$(932,523)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,178	31,516
Warrants issued at fair value	-	187,680
Accretion of interest expense due to beneficial conversion feature	368,045	-
Changes in operating assets and liabilities, net of effects of deconsolidating 15 Hoover Street LLC on December 21, 2007:
Accounts receivable	(145,903)	215,300
Inventories	614,966	(330,787)
Prepaid expenses and other current assets	(133,391)	(4,112)
Accounts payable and accrued liabilities	317,546	(141,103)
Net cash used in operating activities	(115,843)	(974,029)

INVESTING ACTIVITIES:
Patents	(63,937)	(16,038)
Capital expenditures	(3,813)	(865)
Net cash of 15 Hoover Street LLC, deconsolidated on December 21, 2007	-	(17,511)
Net cash used in investing activities	(67,750)	(34,414)

FINANCING ACTIVITIES:
(Payments on) /borrowings under long-term debt	(25,000)	(2,122,357)
(Payments on) /borrowings from affiliate	-	(12,349)
Borrowings under short-term notes payable	-	2,858,358
Net cash (used in) provided by financing activities	(25,000)	723,652

Net decrease in cash	(208,593)	(284,791)
Cash, beginning of period	236,872	318,468

Cash, end of period	$28,279	$33,677

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$34,614	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of balance due to affiliate to long-term note payable with third party	$-	$1,663,450

See accompanying notes to condensed consolidated financial statements.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the Exchange Agreement, Sentra acquired 100% of the membership interests of Karat Platinum by purchasing from the Karat Members all of their respective membership interests in Karat Platinum. In consideration, therefore, Sentra issued to the Karat Members an aggregate of 30,000,000 shares of Sentra's common stock, representing 90.43% of the issued and outstanding stock of Sentra. As a result of the transactions contemplated by the Exchange Agreement (hereinafter referred to as the “Exchange”), Karat Platinum became a wholly-owned subsidiary of the Company. Prior to the Exchange, Sentra was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange of 1934, as amended (the “Exchange Act”)).

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

The Exchange was accounted for as a reverse-merger, equivalent to a recapitalization, through the issuance of stock by Sentra for the net monetary assets and recapitalization of Karat Platinum for financial reporting purposes. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of Karat Platinum and are recorded at the historical cost basis of Karat Platinum, and the condensed consolidated financial statements after completion of the Exchange will include the assets and liabilities of the Company and Karat Platinum and historical operations of Karat Platinum and operations of the Company from the closing date of the Exchange.  Stockholders’ deficiency has been retroactively restated to reflect the exchange of shares for members’ interest.

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

15 Hoover Street LLC ("Hoover") which, prior to the Exchange, was under common ownership with Karat Platinum, owns and operates a 25,000 square foot building located at 15 Hoover Street, Inwood, New York. Hoover leases 12,000 square feet to Karat Platinum and was a variable interest entity ("VIE") through December 21, 2007. In accordance with Financial Accounting Standards Board Interpretation 46(R), “Consolidation of Variable Interest Entities,” Hoover no longer meets the criteria of a VIE and, therefore, has been deconsolidated effective December 21, 2007. The operations of Hoover have been reflected as loss from operations deconsolidated on December 21, 2007 on the condensed consolidated statements of operations. In addition, the assets and liabilities of Hoover have been deconsolidated as of December 21, 2007.

Principles of consolidation:
The condensed consolidated financial statements include the financial statements of Karat Platinum and Hoover for the three month period ended June 30, 2007 and the Company and its subsidiary Karat Platinum, LLC for the three month period ended June 30, 2008. All material intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

General:
The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim operating results are not necessarily indicative of the results for a full year or any interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended March 31, 2008 filed on Form 10-K. The March 31, 2008 consolidated balance sheet of the Company has been derived from the audited consolidated financial statements included on Form 10-K filed on June 30, 2008.

Basis of presentation:
As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $8,836,671 and a working capital deficiency of $3,866,211 and negative cash flows from operations of $115,843 for the three months ended June 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. In addition, the Company might be required to sell certain of its assets. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:
Sales are recorded when the earnings process is complete, which occurs when products are shipped in accordance with the terms of agreements, title and risk transfer to customers, collection is probable and pricing is fixed or determinable. Revenue is not recognized unless collectibility is reasonably assured.

Inventories:
Inventories are valued at the lower of cost (determined by the first-in, first-out method or "FIFO") or market. Inventory costs include materials, labor, inbound freight and receiving costs. Inventories are comprised of raw materials of $575,921 and finished goods of $1,177,591 at June 30, 2008 and raw materials of $784,771 and finished goods of $1,583,707 at March 31, 2008.

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

Use of Estimates:
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets. Actual results may differ from estimates provided.

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

Fair Value of Financial Instruments:
Management believes that the fair value of financial instruments, consisting of cash, accounts receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximates carrying value due to their relatively short maturities. The fair value of inventories is approximately $2,588,000 and $3,622,000 as of June 30, 2008 and March 31, 2008, respectively, based on quoted market prices for platinum. The fair value of long-term debt approximates the carrying value since the stated rate of interest approximates a market rate of interest.

Concentrations of Credit Risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash in bank deposits, the balances of which, at times, may exceed Federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality financial institutions. At June 30, 2008, the Company did not have cash balances in excess of Federally insured limits.

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

Accounting for Derivative Instruments:
The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. The Company evaluates the conversion feature embedded in its Convertible Preferred Stock, Series A and B (see Note 4) and convertible notes payable at each reporting period based on the criteria of SFAS 133 and EITF 00-19 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock or convertible notes and accounted for separately as derivative liabilities.  Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of June 30, 2008.

Fair Value Measurements:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning April 1, 2008. Management has determined there is no impact from adopting SFAS 157 on the Company’s consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management has determined that there is no impact from adopting SFAS 159 on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements:
In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (“SFAS 141”). SFAS 141 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141 also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. SFAS 141 applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 141 will have on the accounting for future acquisitions and its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" (“SFAS 160”). SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The presentation provisions of SFAS 160 are to be applied retrospectively, and SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its condensed consolidated financial statements.

Loss Per Share:
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants and conversion of Preferred Stock are anti-dilutive due to the losses incurred by the Company, they have been excluded from the Company’s computation of net loss per share for periods presented. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the three months ended June 30, 2008 was 13,084,000 which were comprised of 6,188,000 from conversion of the Series A Convertible Preferred Stock; 6,000,000 from Series B Convertible Preferred Stock underlying the convertible note payable and 896,000 warrants to purchase one share of the Company’s common stock. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the three months ended June 30, 2007 was 800,000 related to the warrants to purchase one share of the Company’s common stock.

NOTE 3 – SHORT-TERM NOTES PAYABLE:

As of June 30, 2008, four secured promissory note-holders held an aggregate of $1,600,000 outstanding principal amounts due to them from the Company. The principal amounts of each of these notes are due and payable on dates between July 30, 2008 and September 3, 2008. Interest was prepaid for the first four months at the time of entering into each note, with the remaining interest due on the fourth month anniversary of each note at 12% per annum. Each of these notes are secured by all inventories of the Company. The Company paid to each note-holder an origination fee of 1.5% of the note held by the holder thereof. Subsequent to June 30, 2008, the Company amended each of the notes to extend the due dates of all the notes to November 30, 2008. Interest on each of the notes for the extension period will be paid at maturity.

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

This convertible note is deemed to be Convertible Securities with Beneficial Conversion Features, and has been recorded in accordance with EITF Issue No. 98-5 (“EITF 98-5”), “ Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27 (“EITF 00-27”), “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 98-5”). As of June 30, 2008, the carrying amount of this convertible note is $1,012,962, which is net of a discount in the amount of $487,038, representing the un-accreted amount of the intrinsic value, as defined in EITF 98-5. This discount will be accreted through interest expense to the maturity date, November 1, 2008, utilizing the effective yield method. In the three months ended June 30, 2008, $368,045 of interest was accreted through interest expense. At the time of the merger, the carrying amount of the convertible note was $194,024, which reflects the total borrowings on the convertible note as of December 21, 2007 of $1,030,000, net of a discount of $835,976 representing the un-accreted discount as of that date.

NOTE 4- STOCKHOLDERS’ EQUITY:

Common Stock:
We are authorized to issue 100,000,000 shares of common stock, par value $0.001, of which 33,125,000 shares are issued and outstanding as of June 30, 2008. Each holder of shares of our common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors.

Preferred Stock:
We are authorized to issue 10,000,000 shares of preferred stock, par value $0.001. On August 20, 2007, the Company’s Board of Directors designated 3,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred”) of which 1,547 shares are issued and outstanding as of June 30, 2008. Each share of Series A Preferred shall, at the option of the holder thereof, at any time, be convertible into shares of fully paid and non-assessable shares of common stock of the Company. Each share of Series A Preferred is convertible into the amount of shares of common stock as is calculated by dividing the original issue price of the Series A Preferred (currently $1,000) by the lower of (i) $0.25 per share, as adjusted, and (ii) the daily volume weighted average market price of the common stock for the 30 trading days prior; provided, however, that this number shall not be less than $0.20 per share. The holders of the Series A Preferred shall be entitled to receive dividends, on an as-converted basis when, as, and if paid on the common stock. Each holder of Series A Preferred shall have a right to purchase their respective pro rata portion of all, or any part, of common stock and securities convertible into common stock, subject to certain exceptions, that the Company may propose to issue. Each holder of Series A Preferred shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred could be converted and shall have voting rights and powers equal to the voting rights and powers of the common stock. The holders of Series A Preferred vote together with the holders of the common stock as a single class.   At any time following the two-year anniversary of the issue date of the Series A Preferred, the Company has the right to (i) redeem all of the issued and outstanding Series A Preferred at a redemption price equal to the original issue price or (ii) convert all the issued and outstanding shares of Series A Preferred to common stock at the then applicable conversion rate.

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

Warrants:
As of June 30, 2008, the Company had an aggregate of 896,000 warrants issued and outstanding. Of these warrants, 96,000 were granted by Sentra prior to the reverse merger. Currently exercisable and terminating three years from the date of issuance, the holder has the right to purchase one share of common stock per each warrant at an exercise price of $.50 per warrant share. The number of shares issuable upon exercise of each warrant and the exercise price are all subject to adjustment. Upon the creation of the Series B Preferred on October 29, 2007 (discussed above), the exercise price for the 96,000 warrants was reduced to $0.25 per share. At the time the exercise price was reduced, Sentra revalued these warrants using the Black-Scholes option-pricing model, and recorded additional expense.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Current Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, acceptance in the marketplace of our products, payment of our outstanding obligations, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

Forward-looking information may be included in this Current Quarterly Report or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by us. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Current Quarterly Report on Form 10-Q or in documents incorporated by reference in this Current Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Pursuant to the terms of the Exchange Agreement, Sentra acquired 100% of the membership interests of Karat Platinum by purchasing from the Karat Members all of their respective membership interests in Karat Platinum. In consideration, therefore, Sentra issued to the Karat Members an aggregate of 30,000,000 shares of Sentra's common stock, representing 90.43% of the issued and outstanding stock of Sentra. As a result of the transactions contemplated by the Exchange Agreement (hereinafter referred to as the “Exchange”), Karat Platinum became a wholly-owned subsidiary of the Company. Prior to the Exchange, Sentra was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange of 1934, as amended (the “Exchange Act”)).

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

The Exchange was accounted for as a reverse-merger, equivalent to a recapitalization, through the issuance of stock by Sentra for the net monetary assets and recapitalization of Karat Platinum for financial reporting purposes. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of Karat Platinum and are recorded at the historical cost basis of Karat Platinum, and the condensed consolidated financial statements after completion of the Exchange will include the assets and liabilities of the Company and Karat Platinum and historical operations of Karat Platinum and operations of the Company from the closing date of the Exchange.  Stockholders’ deficit has been retroactively restated to reflect the exchange of shares for members’ interest.

The Company manufactures and sells platinum alloy (the “Alloy” or “585 Platinum”) and platinum jewelry at a price that it believes is lower than existing market prices for currently existing platinum jewelry. The Company has a total of 17 full time employees.

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

Supply of the Product

On January 13, 2004, Karat Platinum entered into a Cooperation and License Agreement, as amended on March 30, 2006 and July 2, 2007, with Allgemeine Gold - und Silberscheideanstalt AG, German corporation (“Agosi”) whereby the Company became the exclusive worldwide distributor and patent co-applicant for 585 Platinum in the jewelry industry. Pursuant to the agreement, Agosi exclusively produces and supplies 585 Alloy to us. Under the agreement, the Company is subject to minimum purchase requirements of platinum alloy per calendar year. If the minimum purchase obligations in any year is not met, we must pay liquidated damages in the amount of 50% of the applicable purchase price, as of December 30 of the corresponding year, of the shortfall. In 2006, we did not meet our minimum purchase requirements and we were obligated to pay liquidated damages of which Agosi agreed to accept the sum of approximately $28,000. The agreement was amended whereby the minimum purchase requirement was reduced to 750kg of the platinum alloy per year, through 2009. We did not meet our minimum purchase requirement for 2007, and on May 16, 2008, we entered into a letter agreement with Agosi establishing the final liquidating damage amount for 2007 in the amount of $31,600. In addition, this letter agreement modified the minimum purchase requirement for 2009 to 1,000kg of our platinum alloy. Our exclusive license agreement with Agosi will expire on January 13, 2009.

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

Marketing

As noted in the Platinum 2007 report issued by Johnson Matthey, purchases of platinum by the jewelry trade fell in 2006 for the fourth year in a row. Rising and volatile metal prices had a negative impact on the platinum jewelry market, cutting demand for new metal by 18% from previous year levels to 1.61 million ounces, the lowest figure for 14 years. As of July 18, 2008, platinum is selling for over $1,800 per ounce as per the London Fixed Prices PM closing price for platinum. Since the jewelry industry’s demand for platinum is highly price sensitive, our sales objectives incorporate the following three factors:

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

Karat Platinum and Agosi are seeking patent protection for an alloy composition of platinum combined with cobalt and copper and also seek to protect a method of preparing the alloys, and jewelry products made with the alloys. Karat Platinum and Agosi have filed patent applications on the Alloy. As such, a patent application was filed on February 4, 2004 under the Patent Cooperation Treaty (“PCT”) and a patent application was filed directly in the United States. Karat Platinum is the applicant in the United States and Agosi has retained certain rights in the U.S. Under the PCT, patent protection is being sought in Europe, Israel, Japan, and the Republic of South Africa, where Agosi is the applicant; and in Canada, India, Russia, China, Indonesia, Mexico, and Hong Kong, where Karat Platinum is the applicant and Agosi has retained certain rights in these applications. As of June 30, 2008, the U.S. patent application is still pending.

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

In addition, on September 25, 2007, the JVC filed a notice of opposition to Karat Platinum’s application to Federally register the KARAT PLATINUM mark. On November 6, 2007, Karat Platinum filed an answer to this notice of opposition.  The JVC moved to consolidate the opposition to the KARAT PLATINUM mark into the pending cancellation proceeding, and the TTAB granted that motion on November 28, 2007.  The discovery period for this consolidated proceeding currently is scheduled to end on August 5, 2008.  As of June 30, 2008, no further proceedings have yet taken place.

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

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements contained herein have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to the condensed consolidated financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our unaudited condensed consolidated balance sheets included in this Form 10-Q, contain additional note disclosures describing the circumstances that lead to this disclosure.

We finance our operations and growth primarily with cash flows generated from borrowings and operations. Net cash used in operating activities for the three month period ended June 30, 2008 was $115,843 as compared to $890,413 for the three month period ended June 30, 2007. The 2008 period operating cash flows were negatively impacted as a result of the net loss for the period, as explained above, an increase in accounts receivable offset by a significant decrease in inventories, as a result of the scrap sales, and higher accounts payable. Net cash used in investing activities for the three month period ended June 30, 2008 was $67,750 as compared to $51,298 for three month period ended June 30, 2007. Our operations and business model are not capital intensive at this moment. Net cash used in financing activities was $25,000 for the three month period ended June 30, 2008, entirely due to payments on borrowings under a long-term note, as compared to net cash provided of $674,431 during for three month period ended June 30, 2007, which was due to short-term borrowings.

As of June 30, 2008, the Company had cash on hand of $28,279. On or prior to July 31, 2008, we have to repay $1,100,000 in principal to two secured note-holders, which notes have subsequently been extended to November 30, 2008. Between August 29, 2008 and September 3, 2008, we have to repay $500,000 in principal to two additional note-holders, which notes have also been extended to November 30, 2008. On or prior to October 31, 2008, we will owe $2,087,088 to our CEO’s wife. Furthermore, on or prior to November 1, 2008, we have to pay $1,500,000 plus accrued interest to a director of the Company. We also owe an aggregate of $100,000 plus accrued interest which is payable over the next 12 months. Accordingly, we do not have sufficient funds to pay our expenses for the next 12 months or to effectuate our plans with respect to our business operations.

We need to seek additional capital for the purpose of financing and operating our business. We expect to incur a minimum of approximately $14.2 million in expenses in order to effectuate our plans regarding our business, excluding the principal payments on the obligations described in the previous paragraph. We estimate that this will be comprised mostly of approximately $11.1 million towards cost of goods sold and approximately $.4 million towards interest expense. Additionally, approximately $2.7 million will be needed for general overhead expenses such as salaries, corporate legal and accounting fees, office overhead and general working capital. Over the next twelve months, we expect to hire employees for our sales, shipping and financial departments as needed. Accordingly, we will have to raise the funds to pay for these expenses. There can be no assurance that additional capital will be available to us. We have no specific plans, understandings or agreements with respect to any bank financing or capital raise, and we have given no contemplation with respect to the securities to be offered or any other issue with respect to any offering. We may seek to raise the required capital by other means. We will have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Results of Operations

Revenue.  Revenue includes net sales of our platinum alloy and platinum jewelry. Net revenue is recorded net of estimated sales returns based upon specific customers.

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

Three months ended June 30, 2008 compared with three months ended June 30, 2007

Revenue.  Net revenue increased to $257,213 for the three months ended June 30, 2008 compared to $4,306 for the three months ended June 30, 2007. The increase in revenue is primarily due to the addition of several new customers in the 2008 period. During the three months ended June 30, 2008, two customers accounted for approximately 51% of revenue.

Gross loss.  Gross loss decreased to ($43,019) for the three months ended June 30, 2008 compared to ($76,891) for the three months ended June 30, 2007. The decrease in gross loss is primarily due to the increase in revenue during the 2008 period. The increase in cost of goods sold is also attributable to an increase in certain fixed costs and expenses during the 2008 period, as well as increases in the price of platinum.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased to $759,439 for the three months ended June 30, 2008 compared to $530,903 for the three months ended June 30, 2007. The increase was a result of the increase in the operations of the business during the 2008 period over the 2007 period. The Company’s operating activity was minimal prior to January 2007 and has been increasing since then, resulting in higher cost in the 2008 period. The primary expenses incurred during the 2008 period consist of salaries and related costs (including benefits) of $379,415; professional fees of $139,214; advertising and trade shows of $47,928; travel and entertainment costs of $52,945 and operating expenses of $28,170.

Loss from continuing operations before interest expense.  Loss from continuing operations before interest expense increased to ($802,458) for the three months ended June 30, 2008 compared to ($607,794) for the three months ended June 30, 2007. The increase in loss from continuing operations before interest expense for 2008 was primarily the result of higher selling, general and administrative costs, as explained above.

Other income.  The Company’s product line is moving towards bridal and wedding bands and as such approximately 10,000 grams of jewelry items were melted and refined. The refined platinum was sold for $677,150, with profit of $202,407, in the three months ended June 30, 2008.

Interest expense.  Interest expense increased to $541,233 for the three months ended June 30, 2008 compared to $248,730 for the three months ended June 30, 2007. The increase was due to higher borrowings coupled with higher interest rates paid for those borrowings in order to support the working capital needs as a result of the increase in the business operations, and to purchase inventories. In the 2008 period, interest expense included $368,045 related to the accretion of the discount on a convertible note with a beneficial conversion feature.

Loss from continuing operations.  Loss from continuing operations increased to a loss of ($1,141,284) for the three months ended June 30, 2008 compared to a loss of ($856,524) for the three months ended June 30, 2007. The increase was primarily the result of higher selling, general and administrative costs and interest expense, offset by the increase in revenue and decrease in gross loss, as explained above.

Provision for income taxes.  We did not recognize any tax benefit due to the ongoing losses of the business.

Loss from operations of 15 Hoover Street, deconsolidated on December 21, 2007.  Loss from operations deconsolidated on December 21, 2007 of 15 Hoover Street of ($75,999) in 2007 relates to the losses of 15 Hoover Street LLC, a variable interest entity that was deconsolidated on December 21, 2007.

Net loss. Net loss increased to ($1,141,284) for the three months ended June 30, 2008 compared to net loss of ($932,523) for the three months ended June 30, 2007 as a result of higher selling, general and administrative costs and interest expense, offset by the increase in revenues and gross margin, as explained above.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10K for the year ended March 31, 2008

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the quarter ended June 30, 2008.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the quarter ended June 30, 2008.

Item 5. Other Matters.

None.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Vice President of Finance pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KARAT PLATINUM INC.
(Formerly Sentra Consulting Corp.)

Date: August 13, 2008	By:	/s/ David Neuberg
Name: David Neuberg
Title: Chief Executive Officer

	By:	/s/ Jodi Waterman
Name: Jodi Waterman
Title: Vice President of Finance