Form 10-Q
period 2008-09-30
Karat Platinum, Inc.
filed 2008-11-14
CIK 1385872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Yes ☒No ☐

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
Yes ☐No ☒

The number of common equity shares outstanding as of November 13, 2008 was 33,125,000 shares of Common Stock, $.001 par value.

INDEX

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	September 30, 2008 (Unaudited) and March 31, 2008	3

	Condensed Consolidated Statements of Operations -
	Three and Six Months ended September 30, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficiency -
	Six Months ended September 30, 2008 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows -
	Six Months ended September 30, 2008 and 2007 (Unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements	8-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	16-24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	25

Item 1A	Risk Factors	25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3	Defaults Upon Senior Securities	25

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 5	Other Matters	25

Item 6.	Exhibits	25

SIGNATURES		26

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$1,152	$236,872
Accounts receivable, net of allowance for sales returns and doubtful accounts of $0 and $15,622	338,551	56,806
Inventories	2,205,227	2,368,478
Prepaid expenses and other current assets	196,898	75,002
Total current assets	2,741,828	2,737,158

Property and equipment, net of accumulated depreciation of $29,427 and $21,071	74,557	79,100
Patents	369,641	284,949
TOTAL ASSETS	$3,186,026	$3,101,207

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$1,274,667	$573,513
Advances due to related parties	309,500	-
Short-term notes payable	3,470,184	2,244,917
Due to prior affiliates	367,995	367,995
Current portion of long-term debt	3,966,491	2,187,088
Total current liabilities	9,388,837	5,373,513

Long-term debt, net of current portion	-	1,804,403
Total liabilities	9,388,837	7,177,916

Commitments and contingencies

Stockholders’ deficiency:
Preferred Stock, $.001 par value; 9,995,500 shares authorized, none issued and outstanding	-	-
Series A Convertible Preferred Stock, $.001 par value; 3,000 shares authorized, 1,547 shares issued and outstanding; aggregate liquidation preference $1,547,000	6	6
Series B Convertible Preferred Stock, $.001 par value; 1,500 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001; 100,000,000 shares authorized; 33,125,000 issued and outstanding at September 30, 2008 and March 31, 2007	33,125	33,125
Paid-in capital	3,585,547	3,585,547
Accumulated deficit	(9,821,489)	(7,695,387)

Total stockholders’ deficiency	(6,202,811)	(4,076,709)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,186,026	$3,101,207

See accompanying notes to condensed consolidated financial statements.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Net revenue	$488,316	$111,549	$745,529	$115,855

Cost of goods sold	481,284	188,113	781,516	269,310

Gross profit (loss)	7,032	(76,564)	(35,987)	(153,455)

Selling, general and administrative expenses	490,224	678,334	1,249,663	1,209,237

Loss from continuing operations before other income and interest expense	(483,192)	(754,898)	(1,285,650)	(1,362,692)

Other income	26,697	-	229,104	-
Interest expense	528,323	101,424	1,069,556	350,154

Loss from continuing operations	(984,818)	(856,322)	(2,126,102)	(1,712,846)

Loss from operations of 15 Hoover Street, deconsolidated on December 21, 2007	-	(36,481)	-	(112,480)

Net loss	($984,818)	($892,803)	($2,126,102)	($1,825,326)

Basic and diluted net loss per common share:
From continuing operations	($.03)	($.03)	($.06)	($.06)

From discontinued operations	( .00)	( .00)	( .00)	( .00)
Net loss	($.03)	($.03)	($.06)	($.06)

Weighted average number of common shares outstanding: basic and diluted	33,125,000	30,000,000	33,125,000	30,000,000

See accompanying notes to condensed consolidated financial statements.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
SIX MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

	Series A Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2008	1,547	$6	33,125,000	$33,125	$3,585,547	($7,695,387)	($4,076,709)

Net loss	-	-	-	-	-	(2,126,102)	(2,126,102)

Balance, September 30, 2008	1,547	$6	33,125,000	$33,125	$3,585,547	($9,821,489)	($6,202,811)

See accompanying notes to condensed consolidated financial statements.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(2,126,102)	$(1,825,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,356	63,340
Warrants issued at fair value	-	187,680
Accretion of interest expense due to beneficial conversion feature	725,267	-
Inventory reserve	-	6,349
Interest converted to long-term debt	-	60,000
Changes in operating assets and liabilities, net of effects of deconsolidating 15 Hoover Street LLC on December 21, 2007:
Accounts receivable	(281,745)	143,081
Inventories	163,251	(718,173)
Prepaid expenses and other current assets	(121,896)	17,247
Advances due to related parties	309,500	-
Accounts payable and accrued liabilities	701,154	(26,193)
Net cash used in operating activities	(622,215)	(2,091,995)

INVESTING ACTIVITIES:
Patents	(84,692)	(26,372)
Capital expenditures	(3,813)	(2,717)
Net change in cash of 15 Hoover Street LLC, deconsolidated on December 21, 2007	-	(48,576)
Net cash used in investing activities	(88,505)	(77,665)

FINANCING ACTIVITIES:
Payments on long-term debt	(25,000)	(93,268)
Payments on loan from shareholder	-	(12,351)
Borrowings under short-term notes payable	500,000	1,960,000
Net cash provided by financing activities	475,000	1,854,381

Net decrease in cash	(235,720)	(315,279)
Cash, beginning of period	236,872	318,468

Cash, end of period	$1,152	$3,189

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(UNAUDITED)

	Six Months Ended September 30,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$35,614	$53,474

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of balance due to affiliate to long-term note payable with third party	$-	$1,663,450

See accompanying notes to condensed consolidated financial statements.

KARAT PLATINUM INC. (Formerly Sentra Consulting Corp.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS:

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

Karat Platinum is the exclusive worldwide distributor of the newly engineered 585 Platinum. The alloy was developed by Allgemeine Gold - und Silberscheideanstalt AG (“Agosi”), who granted Karat Platinum an exclusive worldwide license to the alloy through January 13, 2009.

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

Principles of consolidation:
The condensed consolidated financial statements include the financial statements of Karat Platinum and Hoover for the three and six month periods ended September 30, 2007 and the Company and its subsidiary Karat Platinum, LLC for the three and six months period ended September 30, 2008. All material intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

Basis of presentation:
As reflected in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of $9,821,489 and a working capital deficiency of $6,647,009 and cash used in operations of $622,215 for the six months ended September 30, 2008. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. In addition, the Company might be required to sell certain of its assets. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect the Company’s business.

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:
Sales are recorded when the earnings process is complete, which occurs when products are shipped in accordance with the terms of agreements, title and risk transfer to customers, collection is probable and pricing is fixed or determinable. Revenue is not recognized unless collectibility is reasonably assured.

Inventories:
Inventories are valued at the lower of cost (determined by the first-in, first-out method or "FIFO") or market. Inventory costs include materials, labor, inbound freight and receiving costs. Inventories are comprised of raw materials of $569,989 and finished goods of $1,635,238 at September 30, 2008 and raw materials of $784,771 and finished goods of $1,583,707 at March 31, 2008.

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

Customer/Supplier Arrangement:
The Company has an arrangement with a customer/supplier, whereby we sell our platinum alloy for their own use, as well as to produce product for us. Since we sell alloy to this customer and purchase product from them, we typically have an accounts receivable due from them and an accounts payable due to them. From time to time, these amounts are offset, and the difference is either paid by them or paid to them.

Fair Value of Financial Instruments:
Management believes that the fair value of financial instruments, consisting of cash, accounts receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximates carrying value due to their relatively short maturities. The fair value of inventories is approximately $1,699,868 and $3,622,000 as of September 30, 2008 and March 31, 2008, respectively, based on quoted market prices for platinum. The fair value of long-term debt approximates the carrying value since the stated rate of interest approximates a market rate of interest.

Concentrations of Credit Risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash in bank deposits, the balances of which, at times, may exceed Federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality financial institutions. At September 30, 2008, the Company did not have cash balances in excess of Federally insured limits.

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

Accounting for Derivative Instruments:
The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. The Company evaluates the conversion feature embedded in its Convertible Preferred Stock, Series A and B (see Note 4) and convertible notes payable at each reporting period based on the criteria of SFAS 133 and EITF 00-19 to determine whether the conversion feature would be required to be bifurcated from the Preferred Stock or convertible notes and accounted for separately as derivative liabilities.  Based on management’s evaluation, the embedded conversion feature did not require bifurcation and derivative accounting as of September 30, 2008.

Fair Value Measurements:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning April 1, 2008. Management has determined there is no impact from adopting SFAS 157 on the Company’s condensed consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”) which permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management has determined that there is no impact from adopting SFAS 159 on the Company’s condensed consolidated financial statements.

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

Loss Per Share:
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants and conversion of Preferred Stock are anti-dilutive due to the losses incurred by the Company, they have been excluded from the Company’s computation of net loss per share for periods presented. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the three and six months ended September 30, 2008 was 13,084,000 which were comprised of 6,188,000 from conversion of the Series A Convertible Preferred Stock; 6,000,000 from Series B Convertible Preferred Stock underlying the convertible note payable and 896,000 warrants to purchase one share of the Company’s common stock. The total number of potentially dilutive securities excluded from the calculation of diluted loss per share for the three and six months ended September 30, 2007 was 800,000 related to the warrants to purchase one share of the Company’s common stock.

NOTE 3 - SHORT-TERM NOTES PAYABLE:

As of September 30, 2008, four secured promissory note-holders held an aggregate of $1,600,000 outstanding principal amounts due to them from the Company. The principal amounts of each of these notes were originally due and payable on dates between July 30, 2008 and September 3, 2008. Interest was prepaid for the first four months at the time of entering into each note, with the remaining interest due on the fourth month anniversary of each note at 12% per annum. Each of these notes are secured by all inventories of the Company. The Company paid to each note-holder an origination fee of 1.5% of the note held by the holder thereof. During the period ending September 30, 2008, the Company amended each of the notes to extend the due dates of all the notes to November 30, 2008. Interest on each of the notes for the extension period will be paid at maturity. In addition, one of the notes in the principal amount of $100,000 became unsecured in this amendment.

On September 16, 2008, the Company issued a secured promissory note to a company who is affiliated with our Chairman of the Board and another Board member in the amount of $500,000.This note matures on March 16, 2009 and interest accrues at 12% per annum and is payable at maturity. This note along with the above mentioned notes, is secured by all inventories of the Company.

As of September 30, 2008, and continuing through this filing, the Company was in default of the minimum inventory coverage requirement contained in the security agreement related to the above secured notes. On November 13, 2008, the Company received waivers from the note-holders whereby, the note-holders waived the default for the period September 30, 2008 through November 30, 2008. On November 3, 2008, the Company repaid one of these notes in the amount of $100,000.

On October 8, 2007, the Company issued a promissory note to its former Treasurer, Secretary and a current director, in consideration for loans made and to be made to the Company of up to an aggregate of $1,500,000. The outstanding principal and accrued interest at 12% per annum, are due and payable on November 1, 2008. Pursuant to the promissory note, at any time, such note-holder has the right to convert all or any portion of the outstanding principal amount and accrued interest thereon into shares of the Company’s Series B Convertible Preferred Stock. Subsequent to September 30, 2008, the Company extended the due date of this note to April 30, 2009.

This convertible note is deemed to be Convertible Securities with Beneficial Conversion Features, and has been recorded in accordance with EITF Issue No. 98-5 (“EITF 98-5”), “ Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27 (“EITF 00-27”), “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 98-5”). As of September 30, 2008, the carrying amount of this convertible note is $1,370,184, which is net of a discount in the amount of $129,816, representing the un-accreted amount of the intrinsic value, as defined in EITF 98-5. This discount will be accreted through interest expense to the maturity date, November 1, 2008, utilizing the effective yield method. In the three and six months ended September 30, 2008, $357,222 and $725,267of interest was accreted through interest expense. At the time of the merger, the carrying amount of the convertible note was $194,024, which reflects the total borrowings on the convertible note as of December 21, 2007 of $1,030,000, net of a discount of $835,976 representing the un-accreted discount as of that date.

NOTE 4- CAPITALIZATION:

Common Stock:
We are authorized to issue 100,000,000 shares of common stock, par value $0.001, of which 33,125,000 shares are issued and outstanding as of September 30, 2008. Each holder of shares of our common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors.

Preferred Stock:
We are authorized to issue 10,000,000 shares of preferred stock, par value $0.001. On August 20, 2007, the Company’s Board of Directors designated 3,000 shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Preferred”) of which 1,547 shares are issued and outstanding as of September 30, 2008. Each share of Series A Preferred shall, at the option of the holder thereof, at any time, be convertible into shares of fully paid and non-assessable shares of common stock of the Company. Each share of Series A Preferred is convertible into the amount of shares of common stock as is calculated by dividing the original issue price of the Series A Preferred (currently $1,000) by the lower of (i) $0.25 per share, as adjusted, and (ii) the daily volume weighted average market price of the common stock for the 30 trading days prior; provided, however, that this number shall not be less than $0.20 per share. The holders of the Series A Preferred shall be entitled to receive dividends, on an as-converted basis when, as, and if paid on the common stock. Each holder of Series A Preferred shall have a right to purchase their respective pro rata portion of all, or any part, of common stock and securities convertible into common stock, subject to certain exceptions, that the Company may propose to issue. Each holder of Series A Preferred shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Series A Preferred could be converted and shall have voting rights and powers equal to the voting rights and powers of the common stock. The holders of Series A Preferred vote together with the holders of the common stock as a single class.   At any time following the two-year anniversary of the issue date of the Series A Preferred, the Company has the right to (i) redeem all of the issued and outstanding Series A Preferred at a redemption price equal to the original issue price or (ii) convert all the issued and outstanding shares of Series A Preferred to common stock at the then applicable conversion rate.

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

On October 29, 2007, the Company filed a Certificate of Designation with the State of Nevada designating 1,500 shares of preferred stock as Series B Convertible Preferred Stock (the “Series B Preferred”). Each share of Series B Preferred is convertible into the amount of shares of common stock determined by dividing the original issue price of the Series B Preferred (currently $1,000) by $0.25 per share, as adjusted; however, this number shall not be less than $0.20 per share. The Certificate of Designation provides for full ratchet anti-dilution provisions with respect to certain securities issuances. The holders of the Series B Preferred vote with the holders of the common stock on an as converted basis and are entitled to dividends, on an as-converted basis when, as and if paid on the common stock, but not before the declaration and payment of any dividends payable to the holders of the Company’s outstanding Series A Preferred. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series B Preferred shall have preference to any distribution of the assets of the Company to the holders of common stock of the Company, after the holders of the Series A Preferred. At any time after the two-year anniversary from the date of purchase, the Company has the right to redeem all of the issued and outstanding shares of Series B Preferred at a redemption price equal to the original issue price of said shares or convert all the issued and outstanding shares of Series B Preferred into the Company’s common stock at the then applicable conversion rate.

On November 13, 2008, the Company filed a Certificate of Designation with the State of Nevada designating 5,000 shares of preferred stock as Series C Convertible Preferred Stock (the “Series C Preferred”). Each share of Series C Preferred is convertible into the amount of shares of common stock determined by dividing the original issue price of the Series C Preferred (currently $1,000) by $1.00 per share, as adjusted; however, this number shall not be less than $0.20 per share. The Certificate of Designation provides for full ratchet anti-dilution provisions with respect to certain securities issuances. The holders of the Series C Preferred vote with the holders of the common stock on an as converted basis and are entitled to dividends, on an as-converted basis when, as and if paid on the common stock, but not before the declaration and payment of any dividends payable to the holders of the Company’s outstanding Series A Preferred and Series B Preferred. In the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, the holders of Series C Preferred shall have preference to any distribution of the assets of the Company to the holders of common stock of the Company, after the holders of the Series A Preferred and Series B Preferred. At any time after the three-year anniversary from the date of purchase, the Company has the right to redeem all of the issued and outstanding shares of Series C Preferred at a redemption price equal to the original issue price of said shares or convert all the issued and outstanding shares of Series C Preferred into the Company’s common stock at the then applicable conversion rate.

Warrants:
As of September 30, 2008, the Company had an aggregate of 896,000 warrants issued and outstanding. Of these warrants, 96,000 were granted by Sentra prior to the reverse merger. Currently exercisable and terminating three years from the date of issuance, the holder has the right to purchase one share of common stock per each warrant at an exercise price of $.50 per warrant share. The number of shares issuable upon exercise of each warrant and the exercise price are all subject to adjustment. Upon the creation of the Series B Preferred on October 29, 2007 (discussed above), the exercise price for the 96,000 warrants was reduced to $0.25 per share. At the time the exercise price was reduced, Sentra revalued these warrants using the Black-Scholes option-pricing model, and recorded additional expense.

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

NOTE 5- SUBSEQUENT EVENTS:

Subsequent to September 30, 2008, the Company extended the maturity date on a note payable to a related party that was originally due on or before October 31, 2008 to July 15, 2009. As of September 30, 2008, the unpaid principal and interest balance amounted to $2,087,088.

Subsequent to September 30, 2008, the Company sold 200 shares of Series C Preferred Stock to two individuals for $200,000. Each of the individuals entered into a Subscription Agreement reflecting the terms of the Series C Preferred, as defined above.

On October 29, 2008, the Company issued a secured promissory note to a company who is affiliated with our Chairman of the Board and another Board member in the amount of $300,000.This note matures on March 29, 2009 and interest accrues at 12% per annum and is payable at maturity. This note is secured by all inventories of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, acceptance in the marketplace of our products, payment of our outstanding obligations, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

Forward-looking information may be included in this Quarterly Report or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by us. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Pursuant to the terms of the Exchange Agreement, Sentra acquired 100% of the membership interests of Karat Platinum by purchasing from the Karat Members all of their respective membership interests in Karat Platinum. In consideration, therefore, Sentra issued to the Karat Members an aggregate of 30,000,000 shares of Sentra's common stock, representing 90.43% of the issued and outstanding stock of Sentra. As a result of the transactions contemplated by the Exchange Agreement (hereinafter referred to as the “Exchange”), Karat Platinum became a wholly-owned subsidiary of the Company. Prior to the Exchange, Sentra was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange of 1934, as amended (the “Exchange Act”).

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

Supply of the Product

On January 13, 2004, Karat Platinum entered into a Cooperation and License Agreement, as amended on March 30, 2006 and July 2, 2007, with Allgemeine Gold - und Silberscheideanstalt AG, German corporation (“Agosi”) whereby the Company became the exclusive worldwide distributor and patent co-applicant for 585 Platinum in the jewelry industry. Pursuant to the agreement, Agosi exclusively produces and supplies 585 Alloy to us. Under the agreement, the Company is subject to minimum purchase requirements of platinum alloy per calendar year. If the minimum purchase obligations in any year are not met, we must pay liquidated damages in the amount of 50% of the applicable purchase price, as of December 30 of the corresponding year, of the shortfall. We did not meet our minimum purchase requirement for 2007, and on May 16, 2008, we entered into a letter agreement with Agosi establishing the final liquidating damage amount for 2007 in the amount of $31,600. In addition, this letter agreement modified the minimum purchase requirement for 2009 to 1,000kg of our platinum alloy. Our exclusive license agreement with Agosi will expire on January 13, 2009.

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

Marketing

As noted in the Platinum 2008 report issued by Johnson Matthey, purchases of platinum by the jewelry trade fell in 2007 for the fifth year in a row, though not as precipitously as the last four years. Rising and volatile metal prices had a negative impact on the platinum jewelry market, cutting demand for new metal by an additional 4% in 2007 after an 18% drop from the previous year, dropping levels to 1.61 million ounces, the lowest figure in 14 years. Platinum has been selling for over $2,000 per ounce for most of the past year as per the London Fixed Prices PM closing price for platinum, recently plummeting to as low as $750 per ounce before rebounding slightly to its current levels above $800 per ounce. Since the jewelry industry’s demand for platinum is highly price sensitive, our sales objectives incorporate the following three factors:

1.	Recapture a percentage of the platinum market demand lost because of the previous price increases,

2.	Capture a percentage of the existing platinum market, based on the alloy’s price and superior durability and design properties and`

3.	Capture a percentage of the existing worldwide gold jewelry market.

We believe that platinum is the metal of choice of the jewelry industry because it is a natural white, rare, durable, hypoallergenic metal that has more prestige than gold. The World Gold Council notes a shift in consumer trends from gold to platinum. The council attributes this to the rise of the white metal phenomenon, which was driven by fashion, and the dominance of platinum as the aspiration choice (IBIS World Industry Performance Study March 16, 2007).

Our business model is focused on selling our bridal and fashion line, as well as a full line of earrings, bracelets, pendants, rings and chains directly to retailers in the United States. We market our products directly to mass and mid-market retailers as well as distributors to independent jewelry stores and small chain stores. We have budgeted funds for marketing efforts and to educate consumers about the benefits of Karat Platinum and to build and establish the brand, Karat Platinum ™. In addition, it is our intention to participate with retailers in marketing, and engage in targeted efforts to increase market awareness. In addition, we plan to expand our presence on the internet.

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

Karat Platinum and Agosi are seeking patent protection for an alloy composition of platinum combined with cobalt and copper and also seek to protect a method of preparing the alloys, and jewelry products made with the alloys. Karat Platinum and Agosi have filed patent applications on the Alloy. As such, a patent application was filed on February 4, 2004 under the Patent Cooperation Treaty (“PCT”) and a patent application was filed directly in the United States. Karat Platinum is the applicant in the United States and Agosi has retained certain rights in the U.S. Under the PCT, patent protection is being sought in Europe, Israel, Japan, and the Republic of South Africa, where Agosi is the applicant; and in Canada, India, Russia, China, Indonesia, Mexico, and Hong Kong, where Karat Platinum is the applicant and Agosi has retained certain rights in these applications. On August 12, 2008, the Company was issued U.S. patent Number 7,410,546B2 for platinum alloys. The patent covers a range of platinum-based alloys for jewelry including the Registrant’s jewelry products.

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

In addition, on September 25, 2007, the JVC filed a notice of opposition to Karat Platinum’s application to Federally register the KARAT PLATINUM mark. On November 6, 2007, Karat Platinum filed an answer to this notice of opposition.  The JVC moved to consolidate the opposition to the KARAT PLATINUM mark into the pending cancellation proceeding, and the TTAB granted that motion on November 28, 2007.  The discovery period for this consolidated proceeding currently was scheduled to end on August 5, 2008.  As of September 30, 2008, no further proceedings have yet taken place.

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

The FTC recently issued proposed revisions to the Guides for the Jewelry, Precious Metals and Pewter Industries that would codify guidance on how to use the word platinum when describing an alloy of at least 500 parts per thousand (“ppt”) platinum and base metals.  The FTC proposes that a company disclose the product’s full composition by name and the percentage of each metal. In addition, the proposal states that companies should describe any differences in such a product's attributes as compared with traditional products containing at least 850 ppt. The FTC has requested that interested parties comment on this proposal by August 25, 2008, which comment period has ended. We believe that the FTC's proposal is favorable to the Company, and intend to submit a comment to the FTC discussing their specific proposal.

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

Liquidity and Capital Resources

The unaudited condensed consolidated financial statements contained herein have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to the condensed consolidated financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our unaudited condensed consolidated balance sheets included in this Form 10-Q contain additional note disclosures describing the circumstances that lead to this disclosure.

We finance our operations and growth primarily with cash flows generated from borrowings and operations.

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2008 of $622,215 was principally the result of $1,392,479 in cash used to fund operations (net loss of $2,126,102 plus depreciation of $8,356 and accretion of interest expense due to beneficial conversion feature of $725,267) and a decrease in inventories of $163,251, offset by an increase in accounts receivable of $281,745 and an increase in prepaid expenses and other current assets of $121,896 and advances due to related parties of $309,500 and higher accounts payable and accrued expenses of $701,154.

Net cash used in operating activities for the six months ended September 30, 2007 of $2,091,995 was principally the result of $1,514,306 in cash used to fund operations (net loss of $1,825,326, plus depreciation of $63,340, for value of warrants of $187,680, and interest converted to long-term debt of $60,000) and a decrease in accounts receivable of $143,081 and prepaid expenses and other current assets of $17,247, offset by an increase in inventories of $718,173 and lower accounts payable and accrued expenses of $26,193.

Investing Activities

Net cash used in investing activities of $88,505 for the six months ended September 30, 2008 is due to expenditures for patents and property and equipment. Our operations and business model are not capital intensive at this moment.

Net cash used in investing activities of $77,665 for the six months ended September 30, 2007 was due to expenditures for patents and property and equipment. In addition, the 2007 period reflects the net change in cash of the deconsolidation of 15 Hoover Street LLC on December 21, 2007.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2008 of $475,000 was primarily due to borrowings under short-term notes of $500,000, offset by payments under long-term notes of $25,000.

Net cash provided by financing activities for the six months ended September 30, 2007 was $1,854,381, was primarily due to borrowings under short-term notes of $1,960,000, offset by payments under long-term notes of $93,268 and payments on loan from shareholder of $12,351.

As of September 30, 2008, the Company had cash on hand of $1,152. On or prior to November 30, 2008, we have to repay $1,600,000 in principal to four note-holders, of which $100,000 was paid on October 28, 2008 to one of these holders. On or prior to March 16, 2009, we have to repay $500,000 in principal to one note-holder. On or prior to March 29, 2009, we have to repay $300,000 in principal to one note-holder. On or prior to April 30, 2009, we will owe $1,500,000 to one of our board members. On or prior to July 15, 2009, we will owe $2,087,088 to our CEO’s wife. We also owe an aggregate of $100,000 plus accrued interest which is payable over the next 12 months. Accordingly, we do not have sufficient funds to pay our expenses for the next 12 months or to effectuate our plans with respect to our business operations.

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

Three months ended September 30, 2008 compared with three months ended September 30, 2007

Revenue.  Net revenue increased to $488,316 for the three months ended September 30, 2008 compared to $111,549 for the three months ended September 30, 2007. The increase in revenue is primarily due to the addition of several new customers in the 2008 period and consisted of sales of platinum alloy as well as jewelry items. During the three months ended September 30, 2008, two customers accounted for approximately 90% of revenue.

Gross profit.  Gross profit increased to $7,032 for the three months ended September 30, 2008 compared to a gross loss of ($76,564) for the three months ended September 30, 2007. The increase in gross profit is primarily due to the increase in revenue during the 2008 period. Cost of goods sold contains certain fixed costs and is impacted by the change in the price of platinum.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased to $490,224 for the three months ended September 30, 2008 compared to $678,334 for the three months ended September 30, 2007. The decrease was a result of reducing costs associated with the operations of the business during the 2008 period over the 2007 period. The primary expenses incurred during the 2008 period consist of salaries and related costs (including benefits) of $327,507; professional fees of $30,219; advertising and trade shows of $3,795; travel and entertainment costs of $17,308 and operating expenses of $26,747.

Loss from continuing operations before other income and interest expense.  Loss from continuing operations before other income and interest expense decreased to ($483,192) for the three months ended September 30, 2008 compared to ($754,898) for the three months ended September 30, 2007. The decrease in loss from continuing operations before other income and interest expense for 2008 was primarily the result of higher gross profit and lower selling, general and administrative costs, as explained above.

Other income.  The Company’s product line is moving towards bridal and wedding bands and as such certain jewelry items were melted and refined. The refined platinum was sold resulting in a profit of $26,697 for the three months ended September 30, 2008.

Interest expense.  Interest expense increased to $528,323 for the three months ended September 30, 2008 compared to $101,424 for the three months ended September 30, 2007. The increase was due to higher borrowings coupled with higher interest rates paid for those borrowings in order to support the working capital needs as a result of the increase in the business operations, and to purchase inventories. In the 2008 period, interest expense included $357,222 related to the accretion of the discount on a convertible note with a beneficial conversion feature.

Loss from continuing operations.  Loss from continuing operations increased to a loss of ($984,818) for the three months ended September 30, 2008 compared to a loss of ($856,322) for the three months ended September 30, 2007. The increase was primarily the result of higher interest expense, offset by the higher gross profit and lower selling, general and administrative costs, as explained above.

Provision for income taxes.  We did not recognize any tax benefit due to the ongoing losses of the business.

Loss from operations of 15 Hoover Street, deconsolidated on December 21, 2007.  Loss from operations deconsolidated on December 21, 2007 of 15 Hoover Street of ($36,481) in 2007 relates to the losses of 15 Hoover Street LLC, a variable interest entity that was deconsolidated on December 21, 2007.

Net loss. Net loss increased to ($984,818) for the three months ended September 30, 2008 compared to net loss of ($892,803) for the three months ended September 30, 2007 as a result of higher interest expense, offset by higher gross profit and lower selling, general and administrative costs, as explained above.

Six months ended September 30, 2008 compared with six months ended September 30, 2007

Revenue.  Net revenue increased to $745,529 for the six months ended September 30, 2008 compared to $115,855 for the six months ended September 30, 2007. The increase in revenue is primarily due to the addition of several new customers in the 2008 period and consisted of sales of platinum alloy as well as jewelry items. During the six months ended September 30, 2008, two customers accounted for approximately 70% of revenue.

Gross loss.  Gross loss decreased to ($35,987) for the six months ended September 30, 2008 compared to ($153,455) for the six months ended September 30, 2007. The decrease in gross loss is primarily due to the increase in revenue during the 2008 period. Cost of goods sold contains certain fixed costs and is impacted by the change in the price of platinum.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased slightly to $1,249,663 for the six months ended September 30, 2008 compared to $1,209,237 for the six months ended September 30, 2007. The increase was a result of the increase in the operations of the business during the 2008 period over the 2007 period. The primary expenses incurred during the 2008 period consist of salaries and related costs (including benefits) of $726,293; professional fees of $168,720; advertising and trade shows of $51,723; travel and entertainment costs of $70,253 and operating expenses of $49,549.

Loss from continuing operations before other income and interest expense.  Loss from continuing operations before other income and interest expense decreased to ($1,285,650) for the six months ended September 30, 2008 compared to ($1,362,692) for the six months ended September 30, 2007. The decrease in loss from continuing operations before other income and interest expense for 2008 was primarily the result of the slightly higher selling, general and administrative costs, offset by the decrease in gross loss, as explained above.

Other income.  The Company’s product line is moving towards bridal and wedding bands and as such approximately 10,400 grams of jewelry items were melted and refined. The refined platinum was sold for $703,847, with profit of $229,104, in the six months ended September 30, 2008.

Interest expense.  Interest expense increased to $1,069,556 for the six months ended September 30, 2008 compared to $350,154 for the six months ended September 30, 2007. The increase was due to higher borrowings coupled with higher interest rates paid for those borrowings in order to support the working capital needs. In the 2008 period, interest expense included $725,267 related to the accretion of the discount on a convertible note with a beneficial conversion feature.

Loss from continuing operations.  Loss from continuing operations increased to a loss of ($2,126,102) for the six months ended September 30, 2008 compared to a loss of ($1,712,846) for the six months ended September 30, 2007. The increase was primarily the result of higher selling, general and administrative costs and interest expense, offset by the decrease in gross loss, as explained above.

Provision for income taxes.  We did not recognize any tax benefit due to the ongoing losses of the business.

Loss from operations of 15 Hoover Street, deconsolidated on December 21, 2007.  Loss from operations deconsolidated on December 21, 2007 of 15 Hoover Street of ($112,480) in 2007 relates to the losses of 15 Hoover Street LLC, a variable interest entity that was deconsolidated on December 21, 2007.

Net loss. Net loss increased to ($2,126,102) for the six months ended September 30, 2008 compared to net loss of ($1,825,326) for the six months ended September 30, 2007 as a result of higher selling, general and administrative costs and interest expense, offset by the decrease in the gross loss, as explained above.

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

Item 4T. Controls and Procedures.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10K for the year ended March 31, 2008

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the quarter ended September 30, 2008.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the quarter ended September 30, 2008.

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

KARAT PLATINUM INC.
(Formerly Sentra Consulting Corp.)

Date: November 14, 2008	By: /s/ David Neuberg
Name: David Neuberg
Title: Chief Executive Officer

By: /s/ Jodi Waterman
Name: Jodi Waterman
Title: Vice President of Finance